Form 10-Q
period 1998-03-31
IOMED INC
filed 1998-06-08
CIK 1041652

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 1998
                                        ------------------

                                       or

 [   ] TRANSACTION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ________________   to_________________

Commission File Number:                         0-37159



                                   IOMED, Inc.
             (Exact name of registrant as specified in its charter)


                      Utah                                   87-0441272
         (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                  Identification No.)


                3385 West 1820 South, Salt Lake City, Utah 84104
               (Address of principal executive offices) (Zip Code)

                                 (801) 975-1191
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) [ X ] Yes [ ] No, and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [ X ] No.


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 30, 1998 :



          Classes of Common Stock              Number of shares outstanding
         Common Stock, no par value                      6,499,400

                                   IOMED, Inc.
                                  ------------

                               INDEX TO FORM 10-Q



                         PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements (unaudited)                                   Page

         Condensed Consolidated Balance Sheets --
         March 31, 1998 and June 30, 1997......................................3

         Condensed Consolidated Statements of Operations -Three months ended March 31, 1998 and 1997 and
         Nine months ended March 31, 1998 and 1997 ............................4

         Condensed Consolidated Statements of Cash Flows --
         Nine months ended March 31, 1998 and 1997.............................5

         Notes to Condensed Consolidated Financial Statements..................6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.........................9

Item 3.  Quantitative and Qualitative Disclosure about Market Risk
         Not applicable


                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.....................................14


                                   IOMED, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                     June 30,       March 31,
                                                                       1997           1998
                                                                                   (unaudited)
                                                                -------------   -------------
Current Assets:
     Cash and cash equivalents ................................  $  6,346,000   $  4,843,000
     Accounts receivable ......................................     1,189,000      1,409,000
     Inventories ..............................................       714,000        878,000
     Prepaid expenses .........................................        12,000         15,000
                                                                 ------------   ------------
         Total current assets .................................     8,261,000      7,145,000

Equipment and furniture, net ..................................       385,000        617,000
Other assets ..................................................        18,000        916,000
                                                                 ------------   ------------

         Total Assets .........................................  $  8,664,000   $  8,678,000
                                                                 ============   ============


                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
     Trade accounts payable ...................................  $    171,000   $    377,000
     Accrued liabilities ......................................       944,000        810,000
     Current portion of long-term obligations .................         2,000           --
                                                                 ------------   ------------
         Total current liabilities ............................     1,117,000      1,187,000

Commitments ...................................................          --             --

Minority interest .............................................       898,000           --
Redeemable, convertible preferred shares ......................       900,000        720,000
Subordinated, convertible debt ................................    15,240,000     16,096,000

Shareholders' equity (deficit)
     Common shares ............................................    12,047,000     12,901,000
     Accumulated deficit ......................................   (21,538,000)   (22,226,000)
                                                                 ------------   ------------
    Total shareholders' equity (deficit) ......................    (9,491,000)    (9,325,000)
                                                                 ------------   ------------

    Total Liabilities and Shareholders' Equity (Deficit) ......  $  8,664,000   $  8,678,000
                                                                 ============   ============


                             See accompanying notes.

                                                             IOMED, INC.
                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (unaudited)


                                                       Three Months Ended                 Nine Months Ended
                                                           March 31,                          March 31,
                                               ----------------------------------------------------------------
                                                     1997              1998             1997              1998
                                               ----------------- ---------------------------------- -----------
Revenues:
     Product sales ............................   $  1,725,000    $  2,028,000    $  5,344,000    $  6,099,000
     Contract research revenue, royalties
       and license fees .......................        383,000         420,000       1,425,000       1,332,000
                                                   ------------    ------------    -------------  ------------
         Total revenues .......................      2,108,000       2,448,000       6,769,000       7,431,000

Operating costs and expenses:
     Cost of products sold ....................        797,000         968,000       2,448,000       2,738,000
     Research and development .................        346,000         382,000       1,139,000       1,109,000
     Selling, general and administrative ......        925,000       1,440,000       2,512,000       3,647,000
     Non-recurring charges ....................     15,059,000            --        15,059,000            --
                                                   ------------    ------------    ------------- --------------
         Total costs and expenses .............     17,127,000       2,790,000      21,158,000       7,494,000
                                                   ------------    ------------    ------------- --------------

Income (loss) from operations .................    (15,019,000)       (342,000)    (14,389,000)        (63,000)

Interest expense ..............................           --           281,000           2,000         855,000
Interest income and other, net ................         92,000          73,000         218,000         241,000
                                                     ------------    ------------    -------------  ----------
Income (loss)from continuing operations
   before income taxes and minority interest ..    (14,927,000)       (550,000)    (14,173,000)       (677,000)

Minority interest .............................        (12,000)           --            26,000          11,000
Income tax expense ............................          7,000            --             5,000            --

Income (loss) from continuing operations ......    (14,922,000)       (550,000)    (14,204,000)       (688,000)
Income  from  discontinued  operations,  net of
   income taxes ...............................           --              --            44,000            --
                                                  ------------    ------------    -------------   -------------

Net income (loss) .............................   $(14,922,000)     $ (550,000)  $(14,160,000)    $   (688,000)

Basic and  diluted  income  (loss)  per  common
   share:
Income (loss) from continuing operations ......   $      (4.76)     $  (0.16)     $   (4.58)      $    (0.21)
Income from discontinued operations ...........           --              --           0.01              --

Net income (loss) .............................   $      (4.76)     $   (0.16)    $   (4.57)      $    (0.21)
                                                   ============    ============   =============   ============

Shares used in computing per share amounts:
                                                     3,134,368       3,377,113       3,101,131        3,266,793
                                                   =============    ===========   ============     ============


                                                       See accompanying notes.

                                   IOMED, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                               Nine Months Ended
                                                                  March 31,
                                                          1997                1998
                                                    --------------     -------------
Cash flows from operating activities:
Net income (loss) ....................................   $(14,160,000)   $   (688,000)
Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization ...................        213,000         186,000
     Write-off of in-process research and development      15,059,000            --
     Non-cash interest expense .......................           --           855,000
     Minority interest and other non-cash charges ....         37,000          11,000
     Changes in assets and liabilities:
         Accounts receivable .........................       (293,000)       (221,000)
         Inventories .................................       (317,000)       (164,000)
         Prepaid expenses and other assets ...........        (29,000)         (3,000)
         Trade accounts payable ......................        212,000         206,000
         Other current liabilities ...................        (15,000)       (479,000)
                                                         ------------    ------------
Net cash provided by (used in) operating activities ..        707,000        (297,000)

Cash flows from investing activities:
Purchases of equipment and furniture .................       (135,000)       (408,000)
Purchase of patent license ...........................           --          (214,000)
Proceeds from sale of discontinued operations ........      1,000,000            --
                                                         ------------    ------------
Net cash provided by (used in) investing activities ..        865,000        (622,000)

Cash flows from financing activities:
Proceeds from issuance of common shares ..............        255,000          21,000
Payments on term loans and capital lease obligations .        (28,000)         (3,000)
Redemptions of redeemable preferred stock ............        (70,000)       (180,000)
Other ................................................          4,000        (422,000)
                                                         ------------    ------------
Net cash provided by (used in) financing activities ..        161,000        (584,000)

Net increase (decrease) in cash and cash equivalents .      1,733,000      (1,503,000)
Cash and cash equivalents at beginning of period .....      4,507,000       6,346,000
                                                         ============    ============
Cash and cash equivalents at end of period ...........   $  6,240,000    $  4,843,000
                                                         ============    ============

                             See accompanying notes.

                                   IOMED, Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

                                 March 31, 1998

1.       Summary of Significant Accounting Policies

         Description of Business

                  IOMED, Inc., a Utah corporation (the "Company"), develops, manufactures and commercializes controllable drug delivery systems using proprietary iontophoretic technology. Iontophoresis is a method of enhancing and controlling the transport of drugs through the skin utilizing a low level electrical current.

         Discontinued Operations

                  On  December  31,  1996,  the  Company  sold the assets of its
         Motion Control Division, which was engaged in the research, development, manufacture and sale of advanced myoelectric prosthetic devices. Accordingly, the consolidated statements of operations for the nine months ended March 31, 1997, present the results of operations of the Motion Control Division as a discontinued operation. There were no remaining assets or liabilities related to discontinued operations reflected in the financial statements as of March 31, 1998, or June 30, 1997.

         Basis of Presentation

                  In the opinion of management, the accompanying condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 1998, and the results of its operations and cash flows for the interim periods ended March 31, 1998, and 1997. The operating results for the interim periods are not necessarily indicative of the results for a full year. These statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended June 30, 1997, included in the Company's Registration Statement on Form S-1, dated April 23, 1998.

         Earnings (Loss) Per Share

                  The Company's net income (loss) per share is based upon the weighted average number of common shares outstanding during the periods. Common share equivalents (stock options, warrants, convertible preferred shares and convertible debt), as determined using the treasury stock method, have been excluded from the computations in those periods where their inclusion would have an anti-dilutive effect.

2.       Inventories

                  Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventories consisted of the following at June 30, 1997, and March 31, 1998:

                                         June 30,    March 31,
                                          1997         1998
                                       ----------    -------
                     Raw Materials ..   $568,000   $709,000

                     Work-in-progress     31,000     35,000

                     Finished Goods .    115,000    134,000
                                        --------   --------
                                        $714,000   $878,000
                                        ========   ========

                                   IOMED, Inc.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (unaudited)

                                 March 31, 1998

3.       Discontinued Operations

                  In December 1996, the Company sold the assets of its Motion Control Division, which was engaged in the research, development, manufacture and sale of myoelectric prosthetic devices. In connection with this transaction, the Company granted a worldwide, exclusive license to certain patent rights covering the products manufactured by the division to the purchaser. Proceeds from the sale, which closed in January 1997, were $1,000,000 and the Company is entitled to receive royalties on future product sales of the purchaser. The Company recognized no significant gain or loss on the sale. The results of operations of the Motion Control Division prior to its sale have been classified as discontinued operations in the accompanying statements of operations. No interest expense has been allocated to discontinued operations and income taxes have been allocated based upon statutory rates. A summary of the results of discontinued operations is as follows:

                                                   Six Months Ended
                                                  December 31, 1996
                 Net product sales .................   $957,000
                 Income tax expense ................   $ 26,000
                 Income from discontinued operations   $ 44,000
                                                       --------

4.       Significant Events

         Reverse Stock Split

                  On November 7, 1997, pursuant to a vote of the shareholders, the Company effected a one for 4.8 reverse share split for each common and preferred share then outstanding, and amended and restated its Articles of Incorporation. Among other things, these amendments changed the par value of the Company's common and preferred shares from $0.001 per share to no par value common and preferred shares; increased the number of authorized common shares from 40,000,000 shares to 100,000,000 shares; and increased the number of authorized preferred shares from 4,215,618 shares to 10,000,000 shares. For comparative purposes, all share amounts in the accompanying financial statements and related footnotes have been retroactively restated to reflect the effects of the reverse stock split and the increases in the authorized shares of the Company's common and preferred shares.

         Novartis Exchange Agreement

                  Effective November 1, 1997, the Company entered into an Exchange Agreement with Novartis Pharmaceuticals Corporation. Among other things, the Exchange Agreement provided for the exchange of Novartis' 20% minority interest in Dermion, the Company's research and development subsidiary, for 238,541 common shares of the Company and warrants to purchase, under certain conditions, through November 1, 2002, an additional 18,750 common shares at a price equal to $21.60 per share. As a result of this transaction, Dermion became a wholly owned subsidiary of the Company. In addition, the Company and Novartis amended their research and development agreement to, among other things, expand IOMED's rights to conduct research and development in areas other than in the areas of acute local inflammation and local dermal anesthesia.

                                   IOMED, Inc.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (unaudited)

                                 March 31, 1998

5.       Adoption of New Accounting Pronouncement

                  In 1997, the FASB issued SFAS No. 128-Earnings Per Share, which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previous calculation of fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS 128 requirements.

                  Earnings (loss) from continuing operations as presented on the statement of operations represents the numerator used in calculating both basic and diluted earnings per share. The shares used in the computation of basic and diluted earnings per share for all interim periods set forth on the condensed consolidated statements of operations represent the average number of common shares outstanding during the periods. Due to their anti-dilutive effect, no dilutive securities were included in the computations of diluted earnings per share in any of the periods presented.

                  At March 31, 1998, the following securities were outstanding, but were not included in the computation of diluted earnings per share due to their anti-dilutive effect: options to purchase 339,158 common shares at a weighted average exercise price of $4.86 per share; warrants to purchase 169,792 common shares at a weighted average price of $18.04 per share; 28,800 redeemable, convertible Series C preferred shares, with a mandatory redemption value of $720,000, convertible on a share for share basis into common shares; and $16 million in convertible debt, including accrued interest, convertible into approximately 2.1 million common shares or preferred shares (see Note 6 -- Subsequent Events).

6.       Subsequent Events

                  On April 23, 1998, the Company consummated an initial registered public offering pursuant to which the Company issued 1,700,000 common shares and raised approximately $10.5 million, net of underwriters' discounts and estimated expenses of $1.4 million. On May 27, 1998, the underwriters exercised a portion of their over-allotment option and the Company issued an additional 150,000 common shares and raised approximately $1.0 million, net of underwriters' discounts.

                  In other transactions  related to the initial public offering,
         (i) the Company granted warrants to purchase 170,000 common shares to the underwriters, exercisable after April 23, 1999, at an initial exercise price of $9.38 per share; (ii) Elan Corporation plc purchased 1,206,391 common shares and 893,801 shares of newly created Series D preferred shares, at the initial public offering price of $7.50 per share, for an aggregate purchase price of $15,751,438, which amount equaled the amounts, including interest, outstanding under the Company's notes payable to Elan. Simultaneously, the Company used the proceeds to repay the notes; (iii) the 28,800 Series C preferred shares of the Company which were outstanding immediately prior to the offering were automatically converted, on a share for share basis, into common shares; and (iv) the Company issued an additional 29,697 common shares to Laboratoires Fournier, pursuant to the anti-dilution provisions of a prior stock purchase agreement between the companies.

                                   IOMED, Inc.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (unaudited)

                                 March 31, 1998

                  The Series D preferred shares are non-voting, have no liquidation or dividend preference over common shares and are convertible on a share for share basis into common shares at any time, at the option of the holder.



                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following should be read in conjunction with the Company's Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this report and with the Company's Registration Statement on Form S-1 dated April 23, 1998. This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this report contain forward-looking statements, as defined in section 21E of the Securities and Exchange Act of 1934, that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements.

Overview

         The Company develops, manufactures and commercializes controllable drug delivery systems using iontophoretic technology. The majority of the Company's revenues have been generated through the sale of its iontophoretic drug delivery products in the physical therapy market for use in the delivery of dexamethasone sodium phosphate and contract research revenues. The Company recently introduced Numby Stuff(TM), its local dermal anesthesia product, into the marketplace and, to date, has not realized significant revenue from the sales of such products. Since its inception, the Company has generally incurred operating losses and it expects to incur additional operating losses over the next several years as a result of anticipated costs associated with a significant increase in internally funded research, development and clinical trial activities relating to new applications for its iontophoretic drug delivery technologies, development of a dedicated sales force and the consolidation and equipping of its facilities. As of March 31, 1998, the Company's accumulated deficit was approximately $22.2 million. The Company's ability to achieve and sustain profitability will depend on its ability to achieve market acceptance and successfully expand sales of its existing products, as well as successfully complete the development of, receive regulatory approvals for, and successfully manufacture and market, its products under development, as to which there can be no assurance.

         The Company's results of operations may vary significantly from quarter to quarter and depend, among other factors, on the signing of new product development agreements, the timing of contract research revenues and milestone payments made by collaborative partners, the progress of clinical trials, product sales levels and costs associated with the manufacturing processes. The timing of the Company's research and development revenues may not match the timing of the associated expenses. The amount of revenue in any given period is not necessarily indicative of future revenue.

Results of Operations

Three Months Ended March 31, 1997 and 1998

         Revenues. Product sales increased 18% from $1.7 million in the three months ended March 31, 1997 to $2.0 million in the three months ended March 31, 1998. The increase can be attributed to higher sales of the Company's iontophoretic drug delivery products for the treatment of local inflammatory conditions resulting from overall growth in this market.

         Contract research revenues, royalties and license fees increased 10% from $383,000 in the three months ended March 31, 1997 to $420,000 in the three months ended March 31, 1998. This increase can be attributed to the Company's receipt of royalty revenues in the fiscal 1998 interim period pursuant to the sale of its Motion Control division.

         Costs of Products Sold. Costs of products sold increased 21% from $797,000 in the three months ended March 31, 1997 to $968,000 in the three months ended March 31, 1998, reflecting increased material and labor costs associated with higher unit sales volumes as well as engineering, tooling and other non-recurring costs associated with new commercial product introductions.

         Research and Development Expense. Research and development expenditures increased 10% from $346,000 in the three months ended March 31, 1997 to $382,000 in the three months ended March 31, 1998. This increase reflects differences in the timing of certain expenditures on internally financed product development projects of the Company.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 56%, from $925,000 in the three months ended March 31, 1997 to $1.4 million in the three months ended March 31, 1998. The increase in the current period can be attributed primarily to the recruiting, personnel and other sales and marketing costs associated with the Company's investment in the market introduction of Numby Stuff. In addition, the Company realized increased costs associated with the maintenance of the patent portfolio acquired from Elan.

         Non-Recurring Charges. In March 1997, the Company entered into certain agreements with Elan Corporation plc. (the "Elan Agreements"), pursuant to which the Company acquired certain rights to Elan's in-process research and development relating to iontophoretic drug delivery, including issued and pending United States and foreign patents, know-how and clinical data. As a result of this transaction, the Company recorded a non-recurring charge of approximately $15.1 million.

         Other Costs and Expenses. Interest expense increased to $281,000 in the three months ended March 31, 1998. This increase can be attributed to the recognition of non-cash interest expense on $15.0 million in notes issued to Elan in connection with the Elan Agreements. Interest income and other miscellaneous income was $92,000 in the three months ended March 31, 1997, compared to $73,000 in the three months ended March 31, 1998, reflecting higher interest earnings on invested cash balances during the prior period.

         The Company has substantial net operating loss carryforwards which, under the current "change of ownership" rules of the Internal Revenue Code of 1986, as amended, may be subject to substantial annual limitation. Income taxes for the three months ended March 31, 1997, reflect the Company's effective income tax rate for fiscal 1997. No income tax expense was recognized for the three months ended March 31, 1998, which reflects management's estimate of the Company's fiscal 1998 tax position.

         Income (loss) from Continuing Operations. The Company recognized a loss from continuing operations of $14.9 million in the three months ended March 31, 1997, compared to a loss from continuing operations of $550,000 in the three months ended March 31, 1998. The loss in the fiscal 1997 interim period can be attributed to the non-recurring charge resulting from the write-off of in-process research and development the Company acquired from Elan. The loss in the fiscal 1998 interim period can be primarily attributed to the non-cash interest charges on the Elan indebtedness and the Company's investment in the sales and marketing of Numby Stuff, which, to date, has not generated significant revenues.

Nine Months Ended March 31, 1997 and 1998

         Revenues. Product sales increased 14% from $5.3 million in the nine months ended March 31, 1997, to $6.1 million in the nine months ended March 31, 1998. The increase can be attributed to higher sales of the Company's iontophoretic drug delivery products for the treatment of local inflammatory conditions resulting from overall growth in this market.

         Contract research revenues, royalties and license fees decreased 7% from $1.4 million in the nine months ended March 31, 1997, to $1.3 million in the nine months ended March 31, 1998. Contract revenues during the nine months ended March 31, 1997, included a milestone payment from Novartis and during the nine months ended March 31, 1998, included the Company's receipt of royalty revenues pursuant to the sale of its Motion Control division.

         Costs of Products Sold. Costs of products sold increased 12% from $2.4 million in the nine months ended March 31, 1997, to $2.7 million in the nine months ended March 31, 1998, reflecting increased material and labor costs associated with higher unit sales volumes. Costs of products sold decreased slightly as a percent of product sales due to productivity gains which were offset, in part, by the engineering, tooling and other non-recurring costs incurred in connection with new commercial product introductions.

         Research and Development Expense. Research and development expenditures were approximately $1.1 million in both the nine months ended March 31, 1997, and March 31, 1998. The fiscal 1998 interim period includes a higher proportion of expenditures on internally financed product development projects of the Company.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 45%, from $2.5 million in the nine months ended March 31, 1997, to $3.6 million in the nine months ended March 31, 1998. This increase can be attributed primarily to the recruiting, personnel and other sales and marketing costs associated with the Company's investment in the market introduction of Numby Stuff. In addition, the Company realized increased costs associated with the maintenance and prosecution of the patent portfolio it acquired from Elan.

         Non-Recurring Charges. In March 1997, the Company entered into the Elan Agreements pursuant to which the Company acquired certain rights to Elan's in-process research and development relating to iontophoretic drug delivery, including issued and pending United States and foreign patents, know-how and clinical data. As a result of this transaction, the Company recorded a non-recurring charge of approximately $15.1 million.

         Other Costs and Expenses. Interest expense increased from $2,000 in the nine months ended March 31, 1997, to $855,000 in the nine months ended March 31, 1998. This increase can be attributed to the recognition of non-cash interest expense on $15.0 million in notes issued to Elan in connection with the Elan Agreements. Interest income and other miscellaneous income was $218,000 in the nine months ended March 31, 1997, compared to $241,000 in the nine months ended March 31, 1998, reflecting higher interest earnings on invested cash balances during the current interim period.

         The Company has substantial net operating loss carryforwards which, under the current "change of ownership" rules of the Internal Revenue Code of 1986, as amended, may be subject to substantial annual limitation. Income taxes for the nine months ended March 31, 1997, reflect the Company's effective income tax rate for fiscal 1997. No income tax expense was recognized for the nine months ended March 31, 1998, which reflects management's estimate of the Company's fiscal 1998 tax position.

         Income (loss) from Continuing Operations. The Company's loss from continuing operations of $14.2 million in the nine months ended March 31, 1997, compares to a loss from continuing operations of $688,000 in the nine months ended March 31, 1998. The loss in the fiscal 1997 interim period can be primarily attributed to the non-recurring charge resulting from the write-off of in-process research and development acquired from Elan. The loss in the fiscal 1998 interim period can be attributed to the non-cash interest charges on the Elan indebtedness and the Company's investment in the sales and marketing of Numby Stuff, which, to date, has not generated significant revenues.

Liquidity and Capital Resources

         Prior to July 1996, the Company funded its operating losses primarily through private equity financing, convertible debt arrangements, capital lease financing, and collateralized bank loans. Beginning in July 1996, the Company's operating and research activities have been internally funded, primarily as a result of the research and development revenues and license fees the Company has received from Novartis.

         As of March 31, 1998, the Company had cash and cash equivalents totaling approximately $4.8 million. Cash in excess of immediate requirements is invested in a manner which is intended to maximize liquidity and return while minimizing investment risk, and, whenever possible, the Company seeks to minimize the potential effects of concentration of credit risk.

         In the nine month period ended March 31, 1997, the Company generated $707,000 in cash from operating activities, compared to a use of cash of approximately $297,000 in the nine month period ended March 31, 1998. After adjusting both periods for significant non-cash charges relating to the Elan transactions, the decrease in cash flow can be attributed to the increased net loss resulting from the Company's investment in the sales and marketing of Numby Stuff and to changes in its net working capital.

         Historically, the Company's operations have not been capital intensive and, therefore, its investment in property, plant and equipment during the interim periods presented has not been significant. The Company anticipates, however, that its investment in facilities and equipment will increase in the future, due to the Company's desire to consolidate its manufacturing, administrative and research and development facilities and the need to increase the automation of its electrode manufacturing processes to meet higher expected sales volumes. The Company's expenditures for equipment and furniture were $135,000 and $408,000 for the nine month periods ended March 31, 1997, and 1998, respectively.

         During the nine months ended March 31, 1998, the Company purchased a license to certain iontophoretic drug delivery technology at a cost of $214,000, including transaction expenses, and satisfied a $180,000 mandatory redemption requirement on its Series C preferred shares. In addition, during the same interim period the Company recorded over $763,000 in costs associated with certain capital transactions, including costs associated with the initial public offering. These costs, of which over $418,000 were paid in cash as of March 31, 1998, have been deferred and are included in other assets at March 31, 1998. At the completion of the initial public offering, these deferred costs and other associated costs were offset against the proceeds of the offering.

         During the fiscal 1997 interim period, the Company generated $255,000 in cash from the private placement of its common shares and satisfied a $70,000 mandatory redemption requirement on its Series A preferred shares.

         The Company expects to continue to incur substantial costs associated with the expansion of its research and development activities, including clinical trials, development of a dedicated sales force and consolidating and equipping its facilities. The Company anticipates that the net proceeds of its initial public offering (described below), together with existing cash balances and cash generated from operations, will be sufficient to fund the operations of the Company for approximately the next 15 months. However, the Company may be required or may elect to raise additional capital before that time. The Company's actual capital requirements will depend on many factors, some of which are outside of the Company's control.

Initial Public Offering

         On April 23, 1998, the Company consummated an initial registered public offering of its common shares, pursuant to which the Company issued 1,700,000 common shares and raised approximately $10.5 million, net of underwriters' discounts and estimated expenses of approximately $1.4 million. On May 27, 1998, the underwriters exercised a portion of their over-allotment option and the Company issued an additional 150,000 common shares and raised approximately $1.0 million, net of underwriters' discounts.

         In other transactions related to the initial public offering, (i) the Company granted warrants to purchase 170,000 common shares to the underwriters, exercisable after April 23, 1999, at an initial exercise price of $9.38 per share; (ii) Elan Corporation plc purchased 1,206,391 common shares and 893,801 Series D preferred shares at the initial public offering price of $7.50 per share, for an aggregate purchase price of $15,751,438, which amount equaled the amounts, including interest, then outstanding under the Company's notes payable to Elan. Simultaneously, the Company used the proceeds to repay the notes; (iii) the 28,800 Series C preferred shares of the Company which were outstanding immediately prior to the offering were automatically converted, on a share for share basis, into common shares and (iv) the Company issued an additional 29,697 common shares to Laboratoires Fournier, pursuant to the anti-dilution provisions of a prior stock purchase agreement between the companies.

Discontinued Operations

         Prior to January 1997, the Company provided state-of-the-art prosthetics products to amputees through its Motion Control division. Motion Control's principal products were the Utah Artificial Arm and the ProControl II, advanced myoelectric prostheses for above and below the elbow amputees.
      In December 1996, the Company sold the assets of the Motion Control division for $1.0 million and granted the purchaser an exclusive, worldwide license and sublicense to the patents, trademarks, know-how and other intellectual property of the Company relating to the Motion Control products. Under the terms of that sublicense agreement, the Company will receive license fees and royalties on future sales of the Motion Control products. The Company recognized no significant gain or loss on the sale. Where applicable, the results of operations of the Motion Control division, exclusive of any corporate allocations, are reported as discontinued operations in the condensed consolidated statements of operations.

Impact of Year 2000

         Many computer systems experience problems handling dates beyond the year 1999. The Company continues to evaluate its computer systems and believes, based upon representations from its software suppliers, that its operating systems are substantially year 2000 compliant. In addition, the Company is implementing validation procedures designed to evaluate the year 2000 exposures of its significant suppliers and other vendors whose systems may impact the Company's operations.

                                   IOMED, Inc.
                                  ------------

                          PART II -- OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  27.1 Financial Data Schedule for the nine months ended March 31, 1998.

         (b) No reports were filed on Form 8-K during the period covered by this report.

                                   IOMED, Inc.
                                  ------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                        IOMED, Inc.
                                                        (Registrant)




Date:    June 5, 1998                        By:  /s/ Ned M. Weinshenker, Ph.D.
                                                 -----------------------------
                                                   Ned M. Weinshenker, Ph.D.
                                                   President and
                                                   Chief Executive Officer



Date:    June 5, 1998                        By:  /s/ Robert J. Lollini
                                                 ---------------------
                                                    Robert J. Lollini
                                                    Vice President, Finance and
                                                    Chief Financial Officer