Form 10-K
period 1998-06-30
IOMED INC
filed 1998-09-28
CIK 1041652

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------
                                   FORM 10-K

           [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1998

                        COMMISSION FILE NUMBER: 0-37159

                            ------------------------

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

      SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE EXCHANGE ACT:
                           COMMON STOCK, NO PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ X ] Yes [ ] No.

     Indicated by check mark if delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

     The aggregate market value of the Registrant's voting stock held by non-affiliates based upon the closing price of the common stock as quoted on the American Stock Exchange on September 1, 1998 was approximately $10,853,836.

     The number of shares of Registrant's common stock outstanding on September 1, 1998, was 6,499,518.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain information is incorporated into Part III of this Report on Form 10-K by reference to the Registrant's Proxy Statement for its 1998 Annual Meeting of Shareholders.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                               PAGE
                                                                               ----
PART I
  Item 1    --   Business....................................................    1
  Item 2    --   Properties..................................................   18
  Item 3    --   Legal Proceedings...........................................   18
  Item 4    --   Submission of Matters to a Vote of Security Holders.........   18
PART II
  Item 5    --   Market for Registrant's Common Equity and Related
                 Stockholder Matters.........................................   19
  Item 6    --   Selected Consolidated Financial Data........................   20
  Item 7    --   Management's Discussion and Analysis of Financial Condition
                 and Results of Operations...................................   22
  Item 7a   --   Quantitative and Qualitative Information about Market
                 Risk........................................................   33
  Item 8    --   Financial Statements and Supplementary Data.................   33
  Item 9    --   Changes and Disagreements with Accountants on Accounting and
                 Financial Disclosure........................................   33
PART III
  Item 10   --   Directors and Executive Officers of the Company.............   50
  Item 11   --   Executive Compensation......................................   50
  Item 12   --   Security Ownership of Certain Beneficial Owners and
                 Management..................................................   50
  Item 13   --   Certain Relationships and Related Transactions..............   50
PART IV
  Item 14   --   Exhibits, Financial Statement Schedules, and Reports on Form
                 8-K.........................................................   50
Signatures...................................................................   54

                                     PART I

ITEM 1. BUSINESS

FORWARD-LOOKING STATEMENTS

     Certain statements contained in this report on Form 10-K (the "Report") are "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended. Such forward-looking statements may be identified by the use of terminology such as "may," "will," "expect," "anticipate," "intend," "designed," "estimate," "should," or "continue" or the negatives thereof or other variations thereon or comparable terminology. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of IOMED, Inc. and its subsidiary Dermion, Inc. (collectively the "Company"), or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, among other things, the following: the Company's sporadic history of profitability and the continuing uncertainty of its profitability; the Company's ability to develop and introduce new products; the uncertainty of market acceptance of the Company's new and existing products and their market penetration; the uncertainties related to the Company's product development programs; the Company's reliance on collaborative partners and licenses; the Company's limited sales, marketing and distribution experience and current dependence on distributors; the risks associated with obtaining governmental approval of the Company's products; the highly competitive industry in which the Company operates and the rapid pace of technological change within that industry; the uncertainty of patented and proprietary technology protection and the Company's reliance on such patented and proprietary technology (including reliance on technology licensed from third parties); changes in or failure to comply with governmental regulation; the uncertainty of third party reimbursement for the Company's products; the Company's dependence on key employees; general economic and business conditions and other factors referenced in this Report.

INTRODUCTION

     The Company commercializes controllable drug delivery systems using iontophoretic technology. Iontophoresis is a non-invasive method of enhancing and controlling the transport of water-soluble ionic drugs into and through the skin using a low level electrical current. The Company's proprietary iontophoretic drug delivery systems allow rapid onset and cessation of therapeutic action, as well as programmable dose control. The flexibility of the Company's proprietary systems provides therapeutic control not possible with many alternative drug delivery methods, including oral tablets and capsules, injections, inhalants and passive transdermal patches. The Company's systems may also increase bioavailability, safety and patient comfort.

     The Company currently markets two products, an iontophoretic system used to deliver dexamethasone sodium phosphate ("Dexamethasone") and an iontophoretic system used to deliver Iontocaine. The Company's system for the delivery of Dexamethasone has been used primarily by physical therapists and athletic trainers in over 11 million patient applications for the treatment of acute local inflammatory conditions such as tendonitis, tennis elbow and carpal tunnel syndrome. The Company's system to deliver Iontocaine provides needle-free, long-lasting local dermal anesthesia up to six times more rapidly and up to three times deeper than can be achieved using topical anesthetic creams. The Company is initially marketing its Iontocaine product under the brand name Numby Stuff in pediatric hospitals in the United States. The Company is also developing a number of iontophoretic drug delivery systems for other indications, including conscious sedation, tocolysis, and post operative and chronic pain control.

     The Company was incorporated in Utah in 1974 as Motion Control, Inc. In 1987, the Company merged with JMW Acquisition Corporation, and the name of the merged entity was changed to IOMED, Inc. All references to the Company include the Company's predecessor entities, as well as Dermion, Inc. ("Dermion"), the Company's wholly-owned subsidiary.

BACKGROUND ON DRUG DELIVERY SYSTEMS

     A wide variety of drug delivery methods are currently available in the market, although not all drugs can be delivered by all routes of administration. For certain applications, there are clinical benefits in providing rapid onset of therapeutic action and the minimum drug dosage necessary to achieve the desired effect. In all applications, drug delivery should be convenient, cost effective and as non-invasive as possible.

     Conventional Oral Methods. Conventional oral drug dosage forms, such as pills and capsules, are the most common types of drug delivery. These methods offer ease of administration and low cost-per-use, but their application is often limited by inconvenient dosage intervals and less than optimal bioavailability (due to degradation of the drug in the gastro intestinal tract ("GI tract") and the liver) and efficacy. In addition, conventional oral dosage forms often produce higher initial drug levels than are required to achieve the desired therapeutic effects, thereby increasing the risk of side effects and lower than therapeutically optimal levels of the drug as it is metabolized and cleared from the body. More frequent administration of lower doses can sometimes mitigate this problem, but can also increase cost, inconvenience and patient noncompliance.

     Injection Methods. Injectable drug dosage forms generally provide rapid onset of action and offer many of the same advantages as conventional oral drug dosage methods. Like conventional oral dosage forms, however, they often produce higher initial drug levels than are required to achieve the desired therapeutic effect, thereby increasing risk of side effects. Injectable drug delivery methods require caregiver administration and have the added disadvantage of using needles as a delivery path into the body, raising the possibility of needle stick injuries, as well as risk of infection to the caregiver and the patient. The use of needles also increases patient anxiety due to the pain of injection.

     Controlled Release Methods. Controlled release drug delivery systems attempt to overcome many of the limitations inherent in conventional drug delivery methods by maintaining a more consistent and appropriate drug level in the bloodstream. Sustained release oral dosage forms are designed to release the active ingredients of the drug into the body at either a predetermined point in time or at a predetermined rate over an extended period of time, but they generally do not provide rapid onset of action and may not achieve optimal bioavailability. Passive transdermal patches allow absorption of drugs through the skin and generally provide a convenient method of administering drugs at a steady rate over an extended period of time, but onset of action may take hours after application, and absorption of the drug may continue for hours after the patch is removed, which can increase side effects. Additionally, because human skin is an effective barrier, most drug formulations will not passively permeate the skin in therapeutic quantities. Continuous infusion pumps introduce drugs directly into the body, thereby providing rapid onset of action, and may offer variable controlled dosing. Infusion therapy requires insertion of a needle, however, and, therefore, can be painful and threatening to the patient. The use of infusion pumps also increases the risk of infection and generally requires medical professionals for safe administration, which may significantly increase costs.

     Pulmonary and Nasal Methods. Both pulmonary (inhalation) delivery and nasal sprays are designed to provide rapid onset of action or to deliver drugs that are not orally bioavailable. Pulmonary delivery has the disadvantage of variable drug amounts reaching the alveoli of the lungs, therefore making it difficult to control the bioavailability of the dose. Nasal sprays can cause irritation in some patients and can be difficult to administer in variable intranasal conditions. In addition, the dose of the product cannot be controlled by the patient over a period of time, and patients and caregivers may have difficulty maintaining the desired therapeutic effect.

     Other. Many existing and emerging pharmaceutical compounds, such as biotechnology-derived oligonucleotides, peptides and other macromolecular drugs, cannot be effectively administered by traditional non-invasive methods and are, therefore, administered only by injection or infusion. Oral delivery of such molecules is generally inefficient due to the rapid breakdown of the molecules during digestion and the natural impermeability of the GI tract to larger molecules. The skin is even less permeable to macromolecules than the GI tract, which the Company believes is the primary reason passive transdermal delivery of those molecules using patch technology has not been successful to date.

IONTOPHORETIC DRUG DELIVERY AND ITS ADVANTAGES

     Iontophoretic drug delivery systems are designed to overcome many of the limitations associated with many other drug delivery methods. Iontophoresis is an active method of transdermal drug delivery in which water-soluble, ionized (electrically charged) drugs are transported through the skin for local or systemic therapeutic applications by applying a low level, external electrical current. The amount of drug delivered through the skin is proportional to the total electrical charge applied (which is a function of time and current). Therefore, it is possible to program the system's electrical current levels to control more precisely the desired drug dose, delivery rate and the pattern of delivery.

     Iontophoretic drug delivery systems are generally comprised of a power supply which is used to control drug dose (the "dose controller") and a pair of electrodes, one containing the drug and one serving as a grounding electrode to complete the electrical circuit through the skin. The drug delivery electrode is applied to the patient's skin at a local treatment site (such as for joint or tendon soreness or to induce local dermal anesthesia), or at any suitable site on the body for systemic drug delivery. The grounding electrode is applied to the skin a short distance away from the drug electrode. When an electric current with the same positive or negative electric charge as the drug is applied to the drug electrode, the drug is repelled from the electrode and into the skin in the same way as like poles of two magnets repel each other. Although the Company's currently marketed products consist of discrete components, the Company has begun the development of more advanced systems which integrate all components in a single miniaturized patch.

     The Company believes that, for certain applications, iontophoretic drug delivery systems may offer several advantages over other drug delivery methods, including:

     Broad Applicability. A substantial number of the drugs on the market and in development today are, the Company believes, ionic and water-soluble and, therefore, may be amenable to delivery by iontophoresis. In addition, iontophoretic drug delivery systems may be applicable to a significantly broader range of pharmaceutical compounds, including larger drug molecules such as peptides and oligonucleotides, than passive transdermal drug delivery methods.

     Increased Convenience and Compliance. Iontophoretic drug delivery systems are easy to use and offer simple, needle-free administration that eliminates the inconvenience of frequent dosing, and may, if successfully developed and approved by applicable regulatory authorities, permit patient self-administration.

     Programmable Control of Drug Delivery. The rate, timing and pattern of drug delivery using an iontophoretic drug delivery system can be controlled by varying the electrical current applied to the system's electrodes. The benefits of this ability to control the drug's delivery include the following:

     - Rapid Onset of Action -- The speed with which a drug delivery system can provide efficacious blood levels of the target drug determines the onset of therapeutic action. Iontophoretic drug delivery systems allow many drugs to pass directly through the skin into underlying tissue and the bloodstream at a rate that is significantly more rapid than oral or passive transdermal delivery methods. Research has shown that certain drugs can be delivered by iontophoresis 10 to 1,000 times faster than drug delivery by passive transdermal patches.

     - Rapid Cessation of Administration -- In certain applications, it is desirable that drug delivery cease once the desired effect has been obtained. Iontophoretic drug delivery systems allow rapid cessation of drug delivery since absorption of water-soluble drugs from the skin into the bloodstream ceases rapidly after the current is turned off or the drug electrode is removed from the skin.

     - Variable Dose Control -- Iontophoretic drug delivery systems may be designed to offer precision controlled dosing that can be customized for desired therapeutic profiles or for individual patient needs, including baseline and/or bolus dosing.

     - Patient Controlled Dosing -- Iontophoretic drug delivery systems may be designed to offer active patient control or intervention in the dosing regimen, while at the same time incorporating programmed lock-outs for added safety and dose monitoring capability.

     - Dose-to-Effect -- Iontophoretic drug delivery systems allow caregivers or patients to monitor the onset of drug effectiveness and maintain, progressively reduce or cease drug administration once a desired therapeutic effect is observed.

THE COMPANY'S IONTOPHORETIC SYSTEMS

     While the fundamentals of iontophoresis have been understood for decades, the method has become commercially practicable as a means for delivering drugs only recently as a result of advances in electronics, materials science and electrochemistry. These advances have led to the development of more efficient and adaptable drug containment electrodes and more reliable, compact and programmable dose controllers. The Company has developed iontophoretic drug delivery systems which incorporate dose controllers and electrodes that have enhanced performance characteristics, which the Company believes are adaptable to a number of clinical settings and therapeutic applications, and which the Company believes are cost effective in a number of therapeutic applications. The Company's current iontophoretic drug delivery systems are not designed to facilitate patient self-administration, but drug delivery systems currently being developed by the Company may allow patients significant control over the administration of certain drugs.

     In March 1997, the Company entered into a series of agreements with Elan Corporation, plc ("Elan") pursuant to which the Company acquired certain in-process research and development programs, including exclusive world-wide rights to the commercial exploitation of certain technology developed by Elan in the field of iontophoretic drug delivery and certain other electro-transport fields (the "Elan Agreements"). The acquisition of the Elan technology is intended to speed the development and commercialization of products using a combination of the Company's and Elan's technology, including the miniaturized integrated, wearable systems currently under development by the Company. The Company also believes its competitive position in relation to other companies engaged in the development of iontophoretic drug delivery systems has been significantly enhanced by Elan's broad base of United States and foreign patents, in-depth body of in vitro drug transport data and in vivo animal and human clinical data, in addition to other proprietary know-how.

     Dose Controllers. The Company's dose controllers generate the low-level electrical current needed for iontophoretic drug delivery. The Company presently markets a compact, fully portable dose controller, the Phoresor(R), that offers durable microprocessor control, enhanced user interface, versatile programmable dosing capability, autocalculating treatment time (based on electrical current settings and selected dose) and constant current output (by automatically adjusting voltage to compensate for variations in the electrical resistance of the skin). The Phoresor incorporates a microprocessor, other electronic circuitry, on-board software that monitors and controls the rate of current flow, and an easy-to-use control panel. The Company has also developed and markets a new dose controller for specific use with its pediatric local dermal anesthetic product. The Company's next generation of dose controllers, both stand-alone and wearable miniaturized versions, are being designed to include many of the same features as the Company's current dose controllers. Depending on the therapeutic application, the new generation dose controllers may be designed to allow bolus dosing capability and programming (using a physician's or pharmacist's key) to adjust dosing to match desired delivery profiles or patterns.

     In a clinical setting for short treatment durations, the battery and dose controller are housed in a small, discrete, reusable unit connected to a pair of disposable, single-use electrodes to which drug solution is added immediately prior to application to the patient. This technology is used in the Company's current products. For longer term or chronic applications or patient-administered therapy outside the clinical setting, the Company is developing iontophoretic drug delivery systems in which the battery, dose controller and electrodes will be combined in a small patch applied to the skin as a single, integrated unit. The electronic components may be reusable, with replaceable or rechargeable batteries and single-use, disposable drug and grounding electrodes, or the entire unit may be disposable after a single use. The drug may be added to the electrode drug pad during manufacturing, or may be stored separately in the system and introduced into the drug containment pad immediately before use by means of proprietary, integrated hydration devices developed by the Company.

     Electrodes. Electrode design is critical to successful delivery of a drug by iontophoresis. The Company's electrodes incorporate patented and proprietary design innovations which the Company believes offer significant advantages to both patients and health care providers. The Company's proprietary electrode technology includes patented polymer hydrogels which absorb drug solutions in seconds, becoming soft and pliable so as to conform better to the body and to be comfortable to the patient. The Company's electrode technology also employs special silver and silver chloride inks to distribute electric current more evenly from the dose controller to the electrodes and control possible changes in acidity and alkalinity (pH changes) which can occur during iontophoresis.

BUSINESS STRATEGY

     The Company's primary business goal is to establish its proprietary iontophoretic drug delivery systems as a preferred, cost effective means of delivering a wide range of drugs. To achieve this goal, the Company uses its multi-disciplinary expertise in pharmacology and drug formulation, regulatory and product testing, microelectronics, electrochemistry, polymer chemistry and adhesives. The Company's strategy for achieving this goal includes the following principal elements:

     Develop Systems for Off-Patent Drugs. The Company intends to continue the independent development of proprietary iontophoretic drug delivery systems for off-patent drugs with known safety and efficacy and for which the Company believes its drug delivery technology may be cost competitive with and offer advantages over other drug delivery methods. The Company believes that, by developing proprietary products based on currently approved off-patent drugs, rather than new chemical entities ("NCEs"), it can reduce regulatory and development risks and shorten the product development cycle for certain products.

     Enter into Collaborative Relationships. In order to gain access to NCEs and other proprietary drugs, and to reduce the costs and risks associated with the development of iontophoretic drug delivery systems for such compounds, the Company intends to enter into collaborative relationships with pharmaceutical and other biotechnology companies whose drugs could benefit from the Company's iontophoretic drug delivery technology.

     Increase Market Penetration of Existing Products. In order to leverage the capabilities of its limited number of sales personnel, the Company intends to expand its existing dealer distribution network and seek additional collaborative sales and marketing relationships with other parties that have specific expertise in markets targeted by the Company. In general, the Company intends to use collaborative sales and marketing relationships in the sale and distribution of its products.

     In addition, the Company is actively seeking to expand the commercial potential of its local anesthesia and acute inflammation products by pursuing new applications. The Company will continue to support (i) marketing studies aimed at expanding the use of its delivery system for Iontocaine to a broader range of procedures and (ii) clinical trials to further establish the safety and efficacy of iontophoresis for the treatment of local inflammation using Dexamethasone or for use in other specific procedures.

     Broaden Technology Platform. The Company intends to enhance its proprietary iontophoretic technology base principally through internal research and development. The Company will also pursue additional iontophoretic and other complementary products and technologies owned or developed by third parties, on a case-by-case basis, through in-licensing or acquisition.

     Control Product Manufacturing Processes. The Company has historically maintained control over the manufacture of its electrode kits in order to retain control over the quality of its products and capture a larger portion of the product revenue stream when third parties are involved in the marketing of the product.

PRODUCTS AND PRODUCTS UNDER DEVELOPMENT

     The Company currently has product development programs at various stages of development for acute local inflammation, local dermal anesthesia, remission of pre-term labor, conscious sedation and pain control. The following table lists the therapeutic applications of the principal products developed or currently under development by the Company. This table is qualified in its entirety by reference to the more detailed descriptions set forth elsewhere in this Report. There can be no assurance that any products under development will be developed successfully or approved in a timely manner, if at all, or even if developed or approved, be successfully manufactured or marketed. In addition, the status of development indicated below does not necessarily indicate the order in which the products shown may be submitted to or approved by the Food and Drug Administration ("FDA").

        APPLICATION          THERAPEUTIC AGENT       PRODUCT STATUS
        -----------          -----------------       --------------
Acute local inflammation     Dexamethasone       Currently marketed (1)
Local dermal anesthetic      Iontocaine          Currently marketed
Pain control                 Hydromorphone       Phase II clinicals (2)
Conscious sedation           Fentanyl            Phase I clinicals (3)
Local mucosal anesthetic     Iontocaine          Preclinical
Remission of pre-term labor  Terbutaline         Preclinical

---------------
(1) Currently marketed under a 510(k) clearance for use with "ions of soluble salts or other drugs." The Company is revising its Phase III protocols and pending subsequent evaluation may file an NDA.

(2) Initial Phase II clinical studies were conducted by Elan. The Company acquired the rights to the data from those studies under the Elan Agreements. The Company will be required to conduct expanded Phase II and Phase III clinical trials.

(3) The Company has conducted, or participated in the conduct of, two independent human blood level studies for the iontophoretic delivery of fentanyl.

  ACUTE LOCAL INFLAMMATION

     Acute local inflammatory conditions resulting from exercise, sports injuries, trauma or repetitive motion disorders are among the leading types of injuries occurring in the workplace and among physically active adults. The most common of these injuries include tendonitis, bursitis, carpal tunnel syndrome and epicondylitis (tennis elbow). Generally, patients suffering from these conditions are initially treated with oral nonsteroidal anti-inflammatory drugs ("NSAIDS") for a period of up to fourteen days. Although steroid injections are generally more effective than NSAIDS, medical professionals usually avoid steroid injections in all but severe cases because of the negative side effects that can accompany bolus needle injections of corticosteroids into an inflamed joint or tendon, including risk of infection, tissue distortion, tendon weakening and tendon rupture. If patients do not respond to treatment with NSAIDS, the physician generally has two options -- refer the patient to a physical therapist, or proceed with injection of anti-inflammatory steroids such as Dexamethasone. Based on market data with respect to the number of corticosteroid injections for acute inflammation, as well as data gathered by the Company in a survey it conducted of 54 physical therapy clinics around the United States with respect to the number of patients that visit physical therapy clinics for acute inflammation, the Company estimates that the total potential retail market in the United States for the sale of iontophoretic drug delivery systems to clinicians to treat acute local inflammatory conditions may be in excess of $400 million. In addition, the Company estimates that current total retail sales into this market by the Company and its competitors are approximately $35 million.

     The Company believes iontophoretic delivery of Dexamethasone provides significant advantages over other current treatment regimens for acute local inflammation. The Company believes iontophoresis eliminates many of the risks and much of the inconvenience associated with bolus steroid injections, avoids the systemic side effects of oral steroids and eliminates the significant incidence of GI tract side effects of orally administered NSAIDS. The Company believes iontophoresis also increases therapeutic efficacy by bypassing metabolism by the liver, by reducing the possibility of overdosing, and by providing localized delivery at the target site without trauma. As a result, the Company believes that it may be advantageous to introduce the iontophoretic delivery of Dexamethasone into the initial treatment regimen for acute local inflammation. The Company believes that earlier treatment with Dexamethasone has the potential to significantly increase the rate of patient recovery and, in doing so, reduce the overall cost of patient treatment.

     Commercial Products. The Company pioneered the commercial introduction of an iontophoretic drug delivery system for the treatment of local acute inflammation in 1979. The product is used principally by physical therapists (under a doctor's prescription) and has been administered in over 11 million patient treatments for the iontophoretic delivery of Dexamethasone. More than 9 million of these treatments occurred since 1990, when advancements in electrode technology made by the Company led to the introduction of its present family of gel electrodes for use with its microprocessor controlled dose controllers. The Company's system for the delivery of Dexamethasone is also used by athletic trainers and physical therapists serving a number of professional athletes, including professional golfers and tennis players, men's and women's Olympic ski teams and professional football, basketball and hockey teams. The Company believes that iontophoretic drug delivery systems have been accepted in the rehabilitation marketplace due to their ease of use, non-invasiveness, recognized efficacy and lack of significant side effects.

     The Company currently markets nine different electrode kits in four different configurations and continues to develop additional electrode kits and configurations for application in different segments of the acute local inflammation market. The Company's existing electrode kits, as well as those it has under development, are designed to be user friendly and to offer clinicians a broad range of electrode sizes, formats, configurations and price ranges.

     Products Under Development. Currently, due to limited labeling of Dexamethasone, neither the Company nor its competitors has the requisite regulatory approval to promote the use of iontophoretic drug delivery systems specifically for the delivery of Dexamethasone. The Company believes that its inability to do so limits its ability to market its system, particularly to the physician market. The Company further believes that to market iontophoretic drug delivery systems for a specific drug and therapeutic indication the FDA requires that each new drug/device combination be approved through a New Drug Application ("NDA"). Therefore, in order to expand the Company's sales of its delivery systems into the physician market as a first line treatment for acute local inflammation, the Company has filed an investigational new drug application ("IND") with the FDA. Pending further evaluation of clinical design and protocols and clarification of the FDA's requirements for an NDA, followed by a revised economic benefits analysis, the Company may initiate clinical studies in support of an NDA seeking FDA approval to label a formulation of Dexamethasone for use with the Company's iontophoretic drug delivery systems. The Company believes the approval of an NDA (if obtained) would allow the Company to more actively promote the iontophoretic delivery of Dexamethasone to family physicians, orthopedists, neurologists and sports and industrial medicine clinics.

  LOCAL DERMAL ANESTHESIA

     Medical care providers have long recognized the importance of the management of pain, including pain associated with certain minimally invasive medical procedures such as needle injections; venous access (including phlebotomies and intravenous catheterizations); lumbar punctures; and local dermatological, gynecological and urological procedures such as wart and mole removal, LOOP/LETZ procedures, biopsies (including fine needle, punch, excisional, shave and cervical biopsies), Mohs procedures and vasectomies. To address this concern, local dermal anesthetics are widely used in medical practice.

     The primary means of administering local dermal anesthetics is by needle injection, which has the benefit of being fast, effective and long lasting. However, the fear and pain associated with the needle stick, especially on the extremities or on other sensitive areas such as the face, vulva and cervix is compounded by the sting associated with virtually all injectable local anesthetics. These factors increase patient discomfort and anxiety. In addition, the local tissue distortion which typically accompanies injections may cause procedural difficulty for the physician. New topical analgesic formulations have recently been introduced into the market and are gaining widespread acceptance, especially in pediatric hospitals and clinics and in pediatric dermatology. These topical formulations avoid many of the pitfalls of anesthetic injections, but they generally require significant advance preparation since they take one to two hours to obtain anesthesia. Even when topical formulations are given adequate time to achieve anesthesia, they anesthetize only to a maximum depth of 3 to 5 mm. The time required to achieve therapeutic anesthesia and the depth of anesthesia make these formulations less suitable or impractical for many potential applications. The Company believes that the growing interest in these products, in spite of their clinical limitations, is a positive indication of the market's desire for an effective, needle-free local dermal anesthetic.

     Commercial Products. The Company's Iontocaine brand of lidocaine HCl 2% and epinephrine 1:100,000 is FDA approved under an NDA and is specifically labeled for use with the Company's Phoresor and its proprietary, single use, disposable electrode kits. The Iontocaine delivery system was shown to be safe and effective in double blinded, placebo controlled, randomized studies in over 400 adult and pediatric patients. Based on these studies, the Company filed an NDA with the FDA and received labeling to use the system for all procedures requiring local dermal anesthesia.

     Using the Company's product, clinicians can administer needle-free, long lasting (up to two hours) local dermal anesthesia up to a depth of 10 mm in approximately ten minutes. The Company believes the ability to provide painless local dermal anesthesia up to three times deeper than topical formulations, and in 85% less time, could make the Company's products a preferred drug delivery method for many existing applications where topical anesthetic creams are currently employed, and that the product will provide a means of painlessly inducing local dermal anesthesia for a broader range of medical procedures where the use of such creams is not practical.

     A leading concern among patients, parents and health care professionals is the control of pain in the practice of children's medicine, including the pain associated with needle insertions. With the growing acceptance of topical anesthetic creams in the pediatric hospital setting, the Company believes there is a large potential market for an iontophoretic drug delivery system targeted toward pediatrics. Accordingly, the Company has focused its initial local dermal anesthesia product launch into the pediatric market under the brand name Numby Stuff. Numby Stuff, which the Company launched in January of 1997, currently consists of the Phoresor, the Company's line of proprietary, single use, disposable electrode kits and Iontocaine, all in a brightly colored, child friendly product package. Numby Stuff is currently being used to induce local dermal anesthesia prior to pediatric intravenous starts, blood draws and other invasive procedures, and the Company believes it provides a cost effective alternative to the leading topical product. The Company estimates that pediatric intravenous starts, blood draws and other invasive procedures are performed more than 20 million times in the United States each year.

     The Company has developed a preprogrammed, fixed-dose, dose controller with push-button operation for use as part of the Numby Stuff product. This new dose controller was cleared by the FDA in April 1998. The Company believes that the new dose controller's lower manufacturing cost, anticipated pricing and simplified operation will enhance the marketability and use of Numby Stuff.

     At the Company's request, Numby Stuff was reviewed by the new product review committee of the Alliance of Children's Hospitals ("ACH"), a consortium of 36 free standing children's hospitals in the United States. Following the review, in December 1996, the Company acquired a right from ACH to use ACH's Seal of Acceptance in the commercialization of Numby Stuff.

     Products Under Development. In order to achieve greater market acceptance of its Iontocaine product in pediatric markets, the Company supports evaluations conducted by doctors and other medical personnel for the use of its anesthetic product prior to a wide variety of painful medical procedures. The Company is currently conducting or planning two studies evaluating the use of Numby Stuff prior to lumbar punctures and circumcisions in pediatric patients. Depending on the results of these studies, the Company may develop new electrode kits which specifically address these opportunities. The Company also believes, in addition to the pediatric market, the adult hospital market represents additional opportunities for growth. The Company believes that it could service the adult hospital market through a collaborative marketing partner by making minor modifications in its product image. For example, according to published studies, there are over 250 million venous catheters inserted each year, of which a large percentage are inserted in adult patients.

     The Company also believes Iontocaine, together with the Phoresor and adaptations of its existing electrode designs, can be successfully used to induce effective local dermal or mucosal anesthesia prior to certain gynecological procedures. The Company believes the effective, rapid, painless, needle-free anesthesia provided by the Company's drug delivery technology would increase patient comfort. In general, the Company believes the promotion of the Company's systems for use in connection with gynecological procedures involving mucosal membranes would require additional FDA approval, most likely in the form of a supplement to the Company's existing Iontocaine NDA. The Company does not believe gynecological procedures involving the vulva would require additional FDA approval. The Company has performed preliminary studies which indicate that its anesthetic system may significantly reduce or eliminate the pain of vulvar biopsies. The Company has already tested prototype electrodes which are specifically designed for this application. There are approximately 50 million pap smears performed each year in the United States, of which the Company estimates approximately 2.5 million require follow-up procedures that could benefit from non-invasive local dermal anesthesia. The majority of these procedures are performed by a relatively small number of gynecologists who are mainly located in high density population areas.

  REMISSION OF PRE-TERM LABOR

     Pre-term birth is a leading cause of neonatal morbidity and mortality. Each year in the United States alone, 10% of all births are premature, resulting in more than 400,000 babies being born before completing 37 weeks of gestation. The cost of neonatal intensive care required for pre-term babies exceeds $5.0 billion a year in the United States. The Company believes prolonging pregnancies threatened by pre-term delivery by even a few days may result in improved clinical outcomes, which could represent an important opportunity for significant medical, economic and social benefits.

     The Company estimates that each year a significant number of patients in the United States who are at risk for or experience pre-term labor and pre-term birth are placed on one or more forms of tocolytic drug therapy. Tocolysis is the clinical term for the remission of labor. Although many of these therapies are not specifically FDA approved, the medical literature indicates that they have been successful in a large number of patients. The Company believes the number of patients placed on various tocolytic drug therapies will rise with the increased use of ambulatory external tocodynamometers and the advance of other new diagnostic techniques and products used to identify patients at risk. These advances in diagnostics should aid in identifying asymptomatic pregnant women.

     A typical therapeutic program for a pregnant woman who is experiencing acute episodes of pre-term labor consists of intravenous ("IV") infusions of magnesium sulfate in the hospital. After a period of 12 to 24 hours of successful tocolysis, the patient is then switched to oral terbutaline sulfate tablets and released. Usually, after two to three weeks, the therapeutic effects of oral terbutaline are lost and the patient must be readmitted to the hospital to begin the treatment cycle again. If symptoms persist, the patient is often placed on an injectable form of terbutaline sulfate by means of a subcutaneous infusion pump. Although not approved by the FDA for this indication, subcutaneous infusion terbutaline therapy has been found to be effective in controlling pre-term labor and avoiding the loss of therapeutic efficacy experienced with oral dosing. Subcutaneous infusion terbutaline therapy can last for over a month, with a mean treatment period of approximately three weeks, and costs approximately $1,500 to $2,000 per week. Those costs include pump rental, drugs, disposable infusion kits and central monitoring and home visits by a skilled medical professional.

     Products Under Development. The Company is evaluating a system for delivering terbutaline using iontophoresis. Based on in vitro feasibility tests it has conducted, the Company has determined that terbutaline may be delivered by iontophoresis in therapeutic quantities. The Company intends to seek NDA approval for the delivery of terbutaline for remission of pre-term labor using its iontophoretic drug delivery system. The Company has successfully completed an initial blood level study in healthy volunteers. The results of this study showed that blood levels of terbutaline, within the anticipated therapeutic range, were achievable using iontophoresis and that the dosing capabilities of the system would very closely match the delivery profile of terbutaline therapy using subcutaneous infusion. The Company is currently finalizing a protocol and preparing to initiate a second blood level study to be conducted in pregnant women at a leading medical institution, specializing in women's health. The Company believes that an iontophoretic drug delivery system for terbutaline could offer an alternative treatment regimen to oral terbutaline therapies with all of the benefits of home infusion therapy. The Company also believes an iontophoretic system may have substantial advantages over subcutaneous infusion therapy, including being less expensive to produce and service than standard infusion therapy devices, potentially providing greater patient comfort (since the electrodes could be placed at various sites on the body) and being non-invasive, thereby eliminating the risk of infection and reducing the need for frequent intervention by a skilled medical professional.

     Since the general pharmacology and toxicology of terbutaline are well known, and because the Company believes this is an area of significant interest within both the FDA and the medical community, the Company believes that, if, upon completion, its Phase I blood level studies are deemed successful, it may be able to progress more rapidly into Phase III studies in at-risk, pregnant women than would be possible for an NCE. Due to the nature of the condition being treated, the Company believes the clinical trials should be of relatively short duration and will have a clearly defined endpoint.

  CONSCIOUS SEDATION

     Many patients, especially children, experience extreme anxiety before the start of invasive or painful medical procedures, during stressful diagnostic tests such as endoscopies, magnetic resonance imaging, and CT scans, and before and during certain dental and emergency room procedures. Invasive methods of premedication and sedation, such as intramuscular ("IM") injections or IV administration of analgesics or sedatives, can cause anxiety. Clinicians have long sought alternative, non-invasive methods of premedication. Despite the absence of approved labeling for safety and efficacy for oral administration, clinicians widely use injectable drugs and drug combinations mixed with flavored syrups for off-label oral administration in children. Since 1994, clinicians have also been able to use fentanyl for conscious sedation using an oral transmucosal delivery system. Oral administration may require up to five times the amount of drug recommended for injection because of decreased bioavailability, but is used because the alternative of IV or IM injections are counterproductive to the goal of relieving anxiety. Based on market data, the Company estimates that annual worldwide sales of the top two products used for conscious sedation are approximately $950 million.

     Products Under Development. The safety and efficacy of fentanyl as a drug to induce conscious sedation are well known. Data from two human blood level studies with fentanyl conducted by the Company and a former collaborative partner show that it may be possible for therapeutic quantities of fentanyl to be delivered by iontophoresis. Therefore, the Company believes it could represent a viable drug for inducing conscious sedation using the Company's iontophoretic drug delivery systems. The Company's ability to market a product in the United States using fentanyl may also be limited by certain litigation now before the United States Patent and Trademark Office (the "PTO").

  PAIN MANAGEMENT

     The Company estimates that of the 24 million surgeries performed each year in the United States, 75%, or 18 million, result in moderate to severe post-operative pain. In addition, there are currently 9.1 million cancer patients in the United States. Each year roughly 6.6 million patients with cancer are treated for pain and of these, 65% to 80% experience moderate to severe pain. In recent years, there has been a growing awareness that many patients, especially the terminally ill, do not receive adequate analgesic therapy for their pain. Sales of prescription narcotics in the United States to treat pain were approximately $1.0 billion in 1996 and, according to market reports, the market is estimated to grow at a rate of approximately 10.5% per year. Factors contributing to this growth rate include more relaxed policies for narcotic administration and the introduction of drug delivery systems that make administration safer, more controllable and convenient.

     Morphine is the most commonly prescribed drug for the management of severe pain in critically ill patients in the United States. Morphine and hydromorphone are the most widely used parenteral pain medications for home use because they are relatively safe, effective and have relatively short half lives. Hydromorphone is a more potent, highly soluble analog of morphine, which is the standard against which other analgesics are generally measured.

     The Company believes that iontophoretic delivery systems for narcotic analgesics for the treatment of post operative and chronic pain control could offer significant benefits over existing methods of delivery, including infusion pumps, transdermal patches and transmucosal products. To provide effective pain relief, a morphine injection is generally administered every four hours. Repeated injection or continuous infusion of morphine is expensive because the methods of administration consume substantial hospital staff time or require frequent visits by a health care provider to a patient receiving home infusion therapy. An iontophoretic system has the potential to offer all of the benefits of an infusion pump, including the ability to closely match the delivery profile with rapid onset and cessation of action characteristics and to provide control of baseline delivery with bolus dose capability for acute episodes of pain, but without the need to use needles. The Company believes an iontophoretic delivery system for pain management may also be more convenient and less expensive, since the rental of costly infusion pumps and intervention by a skilled medical professional may not be required. Passive transdermal patches offer convenience and reduced costs, but they take four to eight hours before effective analgesia is achieved and take hours or even days for the drug depot to clear from the skin after the patch is removed. In addition, passive transdermal patches do not offer precise baseline dosing from patient to patient and do not address the need for bolus dosing required to address acute episodes of pain.

     Products Under Development. The Company believes an iontophoretic delivery system for hydromorphone may be a favorable alternative to the administration of morphine by infusion for acute post operative pain and for chronic pain in the hospice or home care setting. Hydromorphone is approximately ten times more potent than morphine and has added therapeutic advantages, including lower incidence of nausea and vomiting (which frequently accompanies the administration of morphine), and more effective analgesia with no stupefying and minimal hypnotic effects. Through the Elan Agreements, the Company obtained rights to prototype wearable iontophoretic drug delivery systems for the delivery of hydromorphone and to the preclinical, Phase I and limited Phase II clinical data generated by Elan in testing the device. The Company believes the additional clinical trials necessary to market this product may be of relatively short duration in comparison to an NCE, since hydromorphone's safety and efficacy profile is well known and the clinical endpoints are both well established and easy to measure.

     In addition to a system for the delivery of hydromorphone, the Company believes a market exists for an iontophoretic drug delivery system for fentanyl, a narcotic analgesic more potent than hydromorphone, which has been used primarily during surgery. The Company conducted a preliminary blood level study using fentanyl and, using data from that study, designed advanced electrodes which a former collaborative partner used in a subsequent fentanyl human blood level test. These studies demonstrated that fentanyl can be delivered by iontophoresis to achieve the delivery rates and blood levels necessary for pain control.

     Due to its short half-life in the body, injectable fentanyl is not generally used for the treatment of moderate to severe post-operative or chronic pain. However, the increased use of home infusion therapy and the development of a passive transdermal patch have demonstrated that fentanyl can be delivered at therapeutic levels, making the drug suitable for new indications not previously possible with injections. The Duragesic transdermal fentanyl patch, which was developed by Alza Corporation ("Alza") and is marketed by Janssen Pharmaceuticals, was introduced in 1992 and had annual worldwide sales of $205 million in 1996.

     The Company's ability to market a product using fentanyl in the United States may be limited by certain litigation before the PTO.

  OTHER POTENTIAL PRODUCT APPLICATIONS

     The Company has an active program of identifying and developing iontophoretic drug delivery products for various therapeutic indications where the Company believes there is a potential market need, where a suitable water-soluble ionic drug is available and where that drug can be delivered through iontophoresis in therapeutic quantities on a cost-competitive basis. The Company has identified certain drugs and therapeutic indications as potential product opportunities, and has undertaken preliminary steps toward verifying the market need and technical feasibility of iontophoretic delivery of those drugs. In addition, through the Elan Agreements, the Company acquired certain in-process research and development, including exclusive world-wide rights for the commercial exploitation of certain iontophoretic patents, know-how and clinical data. The Elan technology includes in vitro feasibility studies conducted on 64 drugs (including several peptide drugs), in vivo blood level animal studies on 18 of those drugs and human blood level studies on nine of those drugs.

     As part of its continuing product development program, the Company will evaluate the feasibility of iontophoretic delivery of biotechnology derived peptides, small proteins and oligonucleotides for applications where existing drug delivery systems have significant limitations. The Company also intends to examine the use of its iontophoretic system to deliver anti-emetics to treat postsurgical nausea and vomiting induced by or secondary to chemotherapy, surgery, migraine headache or AIDS.

COLLABORATIVE RELATIONSHIPS AND LICENSES

     A principal component of the Company's commercial strategy is to develop products, where appropriate, in collaboration with established pharmaceutical companies or other strategic partners. These collaborative partners may provide proprietary drugs, technology, financial resources, research and pharmaceutical manufacturing capabilities or marketing infrastructure to aid in the development and commercialization of the Company's products and potential future products. Depending on the availability of financial, marketing and scientific resources and other factors, the Company may also license or cross license its technology or products to others and retain profit sharing, royalty, manufacturing, co-marketing, co-promotion or similar rights. Any such arrangements could limit the Company's flexibility in pursuing alternatives for the development or commercialization of its products.

     The Company has entered into the following collaborative relationships and license arrangements:

     Novartis Agreement. In July 1995, as amended in March 1996, the Company entered into various research and development agreements (the "R&D Agreements") with the ethical pharmaceuticals division of Ciba-Geigy Corporation ("Ciba") to evaluate the feasibility of delivering a number of Ciba compounds for several therapeutic applications utilizing the Company's iontophoretic drug delivery technologies, including certain of its existing iontophoretic devices. In 1997, Ciba was merged with Sandoz Corporation to form Novartis Pharma A.G. ("Novartis").

     Although the Company met all of the essential development objectives under the R&D Agreements, in July 1998, Novartis advised the Company that it would not renew the R&D Agreements beyond the scheduled December 31, 1998, expiration date. Novartis will continue to fund research through December 31, 1998, in accordance with the terms of the R&D Agreements.

     In connection with the R&D Agreements, the Company granted Novartis a perpetual non-exclusive, royalty bearing license to the Company's iontophoretic technology. Following the expiration of the R&D Agreements, Novartis' rights to exclusivity in those fields covered by the agreements will terminate, and IOMED will be free to apply the technologies it developed for Novartis to any available drug candidates, either independently or on behalf of other parties. The Company believes the application of that technology may shorten the Company's future product development cycles.

     The Company has also agreed that, during the term of the agreement with Novartis and for a period of five years thereafter, the Company will negotiate in good faith to license to Novartis rights to any iontophoretic drug delivery technologies developed or acquired by the Company but which are not covered under the existing license agreements (the "Second Generation Technology"). Further, the Company has agreed to negotiate such additional licenses prior to entering into any agreement to license or otherwise transfer any rights to such Second Generation Technology to a third party. Under the R&D Agreements, as amended, the parties agreed that they will jointly own the technology developed in the collaboration.

     Elan Agreements. Effective March 1997, the Company entered into the Elan Agreements. Under the Elan Agreements, the Company acquired exclusive, worldwide licenses to certain of Elan's iontophoretic drug delivery technologies, including know-how and over 250 issued and 47 pending United States and foreign patents.

     Alza Agreement. In 1993, the Company entered into a cross-license agreement with Alza. Under the agreement, the companies, among other things, exchanged non-exclusive, royalty free rights to certain patented technologies which each party believed to be of significant strategic importance to the potential technological success of many iontophoretic drug delivery applications. One patent sublicensed by Alza to the Company under the agreement bears a nominal royalty rate if used.

     University of Utah Agreement. In 1974, the Company entered into a licensing agreement with the University of Utah Research Foundation (the "University"). Under the agreement, which was amended in 1993, the Company obtained an exclusive license to certain iontophoretic drug delivery and prosthetic technologies developed at the University. Under the terms of the amended license, the Company is obligated to pay the University a royalty on all sales of its iontophoretic drug delivery products through the year 2007. In December 1996, the Company sold the assets comprising its prosthetic technologies operations to Fillauer, Inc. and, in connection with that sale, sublicensed its rights in the prosthetic technologies covered by the license to Fillauer, Inc.

     Fillauer Agreements. In December 1996, the Company sold the assets of its prosthetics products and technologies operations to Fillauer, Inc. and granted Fillauer an exclusive, worldwide license and sublicense to the patents and other intellectual property of the Company relating to such products. Under the terms of the sublicense agreement, the Company will receive license fees and royalties on future sales of such products.

     Laboratoires Fournier Agreement. In July 1993, the Company entered into an agreement with Laboratoires Fournier, S.C.A. ("Laboratoires Fournier"), a private French pharmaceutical company, for the joint research and development of wearable integrated iontophoretic systems, with primary effort devoted to the development of systems for the treatment of acute post operative pain and patient controlled analgesia. The companies subsequently concluded that certain United States patents issued to Alza for the iontophoretic delivery of fentanyl and its analogs after the Company and Laboratoires Fournier had entered into their agreement posed a potential barrier to the commercial viability of the proposed system in the United States. As a result, the Company elected to suspend development efforts in the area. In February 1996, the parties terminated their collaborative research and development activities and amended their initial agreement. Under the amended agreements, both companies have rights to all jointly developed iontophoretic technologies and know-how, and Laboratoires Fournier has a limited non-exclusive license to the Company's previously existing proprietary iontophoretic technologies.

     Boston University Agreement. In December 1997, the Company acquired a non-exclusive, fully-paid, perpetual, non-royalty bearing license to certain iontophoretic drug delivery technology developed by Boston University. The agreement also provides the Company with the right to sublicense the technology upon the payment of a sublicense fee.

MANUFACTURING

     The Company's manufacturing activities primarily relate to its manufacture of electrode kits, which are manufactured and assembled using several proprietary materials, components, processes and production technologies developed by the Company in conjunction with its equipment and materials suppliers. The Company has manufactured internally all of the electrodes it has sold, and believes its electrode manufacturing capacity can be expanded to meet its needs for the foreseeable future.

     The Company does not manufacture or repackage any drugs or compounds used in its delivery systems and outsources the manufacture and assembly of its Phoresor dose controllers. The Company's patented Phoresor iontophoretic dose controllers employ a variety of sub-assemblies and components that are designed or specified by the Company. These components and subassemblies are manufactured by third parties, and then shipped to a contract manufacturer for final assembly. The Company's manufacturing activities for the Phoresor dose controllers are limited to design, labeling, inspection and packaging.

     The Company's second and third generation dose controllers are in various stages of design, research, and development and may require additional clearance or a pre-market approval ("PMA") from the FDA prior to marketing. The Company, alone or in conjunction with its development partners, will design the products and, in combination with its suppliers, will manufacture and assemble prototypes and clinical quantities. Upon completion of the design, specifications and testing, the Company intends to subcontract the manufacture and assembly of all commercial quantities of its dose controllers to electronics companies that specialize in such work.

     The Company and certain of its suppliers are required to comply with FDA regulations governing manufacturing practices, including the Quality System Regulation, which mandate controls for product design, control and quality. The Company believes it is in compliance with the Quality System Regulation. The Company is also ISO 9001 and CE Mark certified and has good manufacturing practices audits conducted on a regular basis.

SALES AND DISTRIBUTION

     The Company's marketing strategy is to position its proprietary iontophoretic drug delivery products in the marketplace as the preferred means of drug delivery for a wide range of drugs. The strategy employs the use of multiple sales and distribution channels, including (i) a network of medical supply dealers; (ii) direct sales representatives; and (iii) collaborative marketing partners. The Company intends to use these distribution channels, both singly and, for certain products, in combination, to maximize the Company's marketing resources.

     The Company currently sells its drug delivery system for acute local inflammatory conditions to the rehabilitative medicine, physical therapy and related specialty markets. The Company employs a nationwide distribution network consisting of approximately 50 durable medical equipment and physician supply dealers to sell and distribute its products in those markets. This distribution network is supported by eight regional business managers and four internal customer service representatives who are employees of the Company. In addition to the Company's sales and distribution efforts for its local inflammation products in the United States, it maintains marketing and sales activities in international markets, including Europe, Scandinavia, Australia, South Korea, Singapore and Hong Kong. These sales are made primarily through independent distributors operating in those countries.

     In 1997, the Company launched an iontophoretic drug delivery system for Iontocaine and initially targeted its sales efforts for this product in the pediatric hospital market under the name Numby Stuff. In August 1998, the Company restructured its field sales staff to bring costs more in line with total product sales. After the restructuring, along with independent sales representatives, the Company's eight regional business managers and four internal customer service representatives will also call on the pediatric hospital market to facilitate the sales of Numby Stuff. The Company also intends to expand its marketing efforts for its Iontocaine products for other applications and to the general physician office and international markets. The Company intends to use collaborative marketing partners or distributors for some or all of those Iontocaine markets, and is seeking collaborative marketing partners or distributors to assist its direct sales efforts in the pediatric and general hospital market.

PATENTS AND PROPRIETARY RIGHTS

     The Company's iontophoretic drug delivery technologies include patents, trademarks, trade secrets and other proprietary know-how. These technologies are used in various combinations in the testing, evaluation and formulation of optimal ionic drug solutions and in the research, development, design and manufacture of microprocessor controlled power supplies and iontophoretic electrodes which are specifically designed and constructed for particular therapeutic applications.

     The Company has implemented a policy of actively patenting and maintaining as trade secrets and proprietary information all inventions and technologies which it believes are important to its business operations. The Company generally seeks patent protection for its key proprietary technologies and technological products in the United States, Canada, Europe and Japan. The Company also relies on a number of trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain its competitive position. The Company's patent committee meets regularly to review and make recommendations to the Company's management regarding patent and invention issues.

     As of June 30, 1998, the Company held or had rights to utilize 61 United States patents and 256 foreign patents relating to its iontophoretic drug delivery technology, and has (or has the rights to utilize) 14 pending patent applications in the United States and 35 pending patent applications in foreign countries for that technology. The Company also owns or has licensed rights to issued and pending United States patents governing the design and manufacture of certain myoelectric prosthetic devices which it has sublicensed to a third party in connection with the sale of the Company's Motion Control division.

GOVERNMENT REGULATION

     Both drugs and medical devices, including the Company's iontophoretic drug delivery systems, are subject to extensive regulation by the FDA in the United States and by comparable authorities in other foreign countries.

     The Company's iontophoretic drug delivery products involve a medical device component, thereby subjecting such products to compliance with the FDA's regulations governing medical devices. Where such medical devices are labeled for use with a specific pharmaceutical product for a specific therapeutic indication, they are subject to the FDA's regulations governing both medical devices and pharmaceutical products. The Company believes that most, if not all, of its future iontophoretic drug delivery systems will involve a pharmaceutical component or specific labeling for use with a pharmaceutical product.

     Products regulated as medical devices may not be commercially distributed in the United States unless they have been cleared or approved by the FDA, or unless they are otherwise exempted from the FDA's regulations. Currently, there are two methods for obtaining FDA clearance or approval of medical devices. Devices deemed to pose less risk are placed in class I (general controls) or class II (general and special controls) and qualify for 510(k) notification, a procedure under sec. 510(k) of the Federal Food, Drug, and Cosmetic Act (the "FDC Act"). In order for a device to qualify under the sec. 510(k) notification procedure, the manufacturer must, among other things, establish that the product to be marketed is substantially equivalent in intended use and safety and effectiveness to another legally marketed class I or class II device or to a "preamendment" class III device (as defined below) for which FDA has not called for PMAs. In such cases, marketing of the product may commence when the FDA issues a letter finding that there is a substantial equivalence to the legally marketed device. The FDA may require, in connection with a 510(k) notification, the manufacturer to provide the FDA with test results from animal studies and/or human clinical trials. The Company believes that it typically takes between four and 12 months to obtain a 510(k) clearance, but it can take longer. A 510(k) clearance is also required when the manufacturer makes changes or modifications to a cleared device that could significantly affect safety or effectiveness, or where there is a major change or modification in the intended use of a cleared device.

     A medical device that does not qualify for the 510(k) clearance is placed in class III, which is reserved for devices deemed by the FDA to pose the greatest risk (e.g., life-sustaining, life supporting or implantable devices, or devices that are not substantially equivalent to a legally marketed class I or II device). The manufacturer of such a device must file a PMA application under sec. 515 of the Drug Act. A PMA application generally requires a much more complex submission than a 510(k) notification and typically requires a showing that the device is safe and effective based on extensive and costly preclinical and clinical testing, as well as information about the device and its components regarding, among other things, manufacturing, labeling and promotion. Upon submission, the FDA determines if the PMA application is sufficiently complete to permit substantive review and, if so, the application is accepted for filing. The FDA then commences an in-depth review of the PMA application, which the Company believes can last from one to three years, or even longer. Even after approval of a PMA, a new PMA or PMA supplement is required in the event of a modification to the device, its labeling or its manufacturing process.

     A preamendment class III device is one that was on the market before May 28, 1976. A device that is substantially equivalent to a preamendment class III device can be brought to market through the 510(k) process until the FDA either calls for the submission of PMA applications or downclassifies the device to class I or II. Manufacturers of preamendment class III devices that the FDA retains in class III must submit PMA applications 90 days after the publication of a final regulation calling for PMAs. In such event, a PMA must be submitted even if the device has already received 510(k) premarket clearance. On the other hand, if the FDA downclassifies a preamendment class III device to class I or II, a PMA application is not required and such devices may continue to be marketed through the 510(k) process.

     An even more lengthy and complex regulatory framework applies to the labeling and marketing of specific drugs for use with an iontophoresis device. The activities required before a pharmaceutical product may be marketed in the United States primarily begin with preclinical testing. Preclinical tests include extensive laboratory evaluation of product chemistry and other end points and animal studies to assess the potential safety and efficacy of the product as formulated. Almost all preclinical studies pertinent to drug approval are regulated by the FDA under a series of regulations called the Good Laboratory Practice (GLP) regulations. Violations of these regulations can, in some cases, lead to invalidation of the studies, requiring such studies to be replicated.

     If the drug is subject to full NDA requirements, FDA approval process entails (i) conducting preclinical laboratory and animal testing to enable FDA authorization of an IND application, (ii) initial IND clinical studies to define safety and dose parameters, (iii) well controlled IND clinical trials to demonstrate product safety and efficacy, and (iv) submission to the FDA of an NDA. Preclinical studies involve laboratory evaluation of product characteristics and animal studies to assess the efficacy and safety of the drug. Human clinical trials are typically conducted in three sequential phases. Phase I trials normally consist of testing the product in a small number of healthy volunteers for safety and pharmacokinetic parameters using single and multiple dosing regimens. In Phase II trials, the manufacturer evaluates safety, initial efficacy, and dose ranging of the product for specific indications in a somewhat larger patient population. Phase III trials typically involve expanded testing for safety and clinical efficacy in a broad patient population at multiple clinical testing centers. The manufacturer must also submit a clinical plan, or "protocol," accompanied by the approval of the institution participating in the trials, to the FDA prior to commencing each clinical trial and must obtain the informed consent of subjects in the clinical trial. The FDA may order the temporary or permanent discontinuation of clinical trials at any time. All the results of the preclinical and clinical studies on a product are then submitted to the FDA in the form of an NDA for review. In responding to an NDA, the FDA may grant marketing approval, require additional testing and/or information, or deny the application altogether. The process of obtaining FDA approval for a new product through the IND/NDA process may take several years and typically involves the expenditure of substantial resources.

     The Company may be subject to certain user fees that the FDA is authorized to collect under the Food and Drug Modernization Act of 1997, which reauthorized the user fees established in the Prescription Drug User Fees Act of 1992 for certain drugs.

     The regulatory status of iontophoresis devices is also complex. The FDA has classified them as class II devices eligible for marketing through 510(k) premarket clearance when intended for use with a drug whose labeling bears adequate directions for the device's use with that drug. However, if an iontophoresis device is intended for use with a drug that is not labeled for use with the device, the FDA considers the iontophoresis device to be a preamendment class III device. This status means that the device at present can be marketed through a 510(k) clearance, but it remains subject to a call for PMAs.

     In an April 1994 document setting forth the FDA's strategy for addressing preamendment class III devices, the FDA indicated that preamendment class III iontophoresis devices were among fifteen "high priority" devices that presented an unreasonably high risk to public health because significant issues of safety and/or effectiveness were not being resolved or, to the agency's knowledge, had little probability of being resolved. The FDA indicated that these devices were not considered candidates for downclassification and were very likely to be required to be subject to PMAs. This process would involve two steps. First, the FDA would publish a proposed regulation to require PMAs for iontophoresis devices having preamendment class III status. After a comment period, FDA would then publish a final regulation imposing the requirement. The FDA's strategy document stated the agency's intent to publish a proposed regulation requiring PMAs for preamendment class III iontophoresis devices in 1996. The agency, to date, has not published such a regulation.

     The Company's Phoresor received 510(k) clearance in 1990 as a preamendment class III device labeled for use with ions of soluble salts or other drugs. In 1995, the FDA approved an NDA for Iontocaine to be used as a local anesthetic and delivered iontophoretically by the Phoresor, which effectively moved the Phoresor into class II for this intended use. Unlike Iontocaine, Dexamethasone does not have an NDA approval allowing it to be labeled for iontophoretic delivery. Thus, the Company's Phoresor is a preamendment class III device when used with Dexamethasone (or any drug other than Iontocaine). No assurance can be given that the Company will ever obtain an approved NDA for the iontophoretic delivery of Dexamethasone.

     The FDA also regulates the Company's quality control and manufacturing procedures by requiring the Company and its contract manufacturers to comply with current Good Manufacturing Practices ("GMP"), including compliance with the Quality System Regulation (for devices) and the current GMP regulations (for drugs). The FDA's GMPs require, among other things, that (i) the manufacturing process be regulated and controlled by the use of written procedures, and (ii) the ability to produce products which meet the manufacturer's specifications be validated by extensive and detailed testing at various steps of the manufacturing process. These regulations also require investigation of any deficiencies in the manufacturing process, the products produced, or record keeping. The FDA monitors compliance with these requirements by requiring manufacturers to register their manufacturing facilities with the FDA and by conducting periodic FDA inspections of those facilities. If an FDA inspector observes conditions that might be in violation of GMP requirements, the manufacturer is generally required to correct those conditions or explain them satisfactorily. If a manufacturer fails to adhere to GMP requirements, the devices manufactured by the manufacturer could be considered to be manufactured in violation of the FDC Act and the manufacturer could be subject to FDA enforcement action that could include fines, plant closure, or a recall of the company's product.

     Agencies similar to the FDA regulate medical devices and pharmaceutical products in most foreign countries. The Company will be required to meet the regulations of any foreign country where it markets its products. In addition, various aspects of the Company's business and operations are also regulated by a number of other governmental agencies including the Drug Enforcement Agency, U.S. Department of Agriculture, the Environmental Protection Agency, the Occupational Safety and Health Administration as well as by other federal, state and local authorities. In addition, international sales are regulated by numerous foreign authorities. Unanticipated changes in existing regulatory requirements, failure of the Company to comply with such requirements or adoption of new requirements could have a material adverse effect on the Company.

COMPETITION

     The drug delivery, pharmaceutical and biotechnology industries are highly competitive and rapidly evolving, with significant developments expected to continue at a rapid pace. The Company's success will depend upon maintaining a competitive position and developing products and technologies for efficient and cost effective drug delivery. The Company's products will compete with other formulations of drugs and with other drug delivery systems, including other iontophoretic delivery systems. The Company believes its products will compete on the basis of quality, efficacy, cost, convenience, safety and patient compliance.

     The Company is aware of many other competitors in the general field of drug delivery, including competitors developing injectable or implantable drug delivery systems, oral drug delivery technologies, passive transdermal systems, oral transmucosal systems and intranasal and inhalation systems. The Company is also aware of other companies that have developed or are currently developing iontophoretic and other electrotransport drug delivery systems.

     Both Alza and Empi, Inc. ("Empi") are engaged in the development and/or marketing of iontophoretic devices. Alza, a licensee of the Company, is undertaking the development of iontophoretic drug delivery systems, but does not currently market any iontophoretic products. Empi is the Company's primary competitor in the treatment of acute local inflammation in the physical therapy market and, the Company estimates, controls a majority of the retail iontophoresis market for that indication.

     In connection with their collaboration, the Company granted Novartis a perpetual, non-exclusive, royalty bearing license to certain of the Company's iontophoretic technology which will survive the termination of the collaboration. After the termination of the collaboration on December 31, 1998, Novartis may, pursuant to the royalty-bearing license, independently develop products using the licensed technology, including products which may compete directly with those currently marketed or under development by the Company.

     Currently, no other company markets an iontophoretic system for the inducement of local anesthesia. The Company's iontophoretic system for delivering Iontocaine for the inducement of local dermal anesthesia will therefore primarily compete with traditional methods of delivering local dermal anesthetics by needle injection or will be used in circumstances where either no anesthesia is used, due to the pain associated with the needle injection (including needle injections themselves), or where topical anesthetic creams are used. The most effective and widely used topical anesthetic cream, EMLA, is manufactured and sold by Astra Corporation, a large Swedish pharmaceutical company. There can be no assurance that the Company can effectively compete with these products or any other drug delivery systems.

EMPLOYEES

     The Company has assembled a team of medical-products managers and scientists with considerable experience in iontophoresis, encompassing all of the key disciplines which the Company believes are necessary to further the development and implementation of the Company's business.

     As of June 30, 1998, the Company had 80 full-time employees, 6 of whom hold doctorate degrees. Six others hold advanced business or technical degrees. Of the Company's 80 full-time employees on that date, 14 were engaged in research and development, 34 in manufacturing and quality control, and 32 in marketing and general administration. The Company's future success depends in significant part upon the continued service of its key technical and senior management personnel and its continuing ability to attract and retain highly qualified technical and managerial personnel. None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

ITEM 2. PROPERTIES

     The Company maintains leased administrative, manufacturing and research office space at two facilities. The Company's principal executive offices and manufacturing facility, which consists of approximately 18,000 square feet of useable space, are located at 3385 West 1820 South in Salt Lake City, Utah. Its research facility, which consists of approximately 8,000 square feet of useable space, is located at 1290 West 2320 South in Salt Lake City, Utah. These facilities are leased to the Company until December 31, 1999. The Company believes its existing facilities are adequate and suitable for its present needs and that additional space will be available as needed.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not involved in, nor is it aware of, any litigation or impending litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock has traded on the American Stock Exchange (the "AMEX") since April 24, 1998, under the symbol "IOX". The following table sets forth monthly information on the price range of the Company's common stock since that date. This information indicates the high and low sales prices as reported by the AMEX. These prices represent quotations between dealers and do not include retail mark-up, mark-down or commission, and do not necessarily represent actual transactions.

                                                        HIGH     LOW
                                                       ------   ------
April 1998...........................................  $8.250   $7.000
May 1998.............................................  $7.875   $6.125
June 1998............................................  $7.500   $5.000

     As of June 30, 1998, there were approximately 139 shareholders of record of the Company's common stock. Included in the number of shareholders of record are shares held in "nominee" or "street" names. Because many of such shares are held by brokers and other institutions on behalf of individual investors, the Company is unable to estimate the total number of shareholders represented by these record holders.

     The Company has not paid dividends to date and does not anticipate or contemplate paying cash dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development and growth of the Company's business.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected statements of operations data for the years ended June 30, 1996, 1997 and 1998, and the balance sheet data as of June 30, 1997 and 1998 are derived from the audited consolidated financial statements included in this report and should be read in conjunction with those consolidated financial statements and the notes thereto. The selected statement of operations data for the years ended June 30, 1994 and 1995, and the balance sheet data as of June 30, 1994, 1995 and 1996 are derived from the audited consolidated financial statements of the Company, which are not included herein and are qualified by reference to such financial statements and the notes thereto. Certain reclassifications have been made to the audited financial statements for the years ended June 30, 1994 and 1995 to reflect the results of discontinued operations in a manner consistent with the presentation of the discontinued operations for the years ended June 30, 1996 and 1997.

                                                                          FISCAL YEAR ENDED JUNE 30,
                                                      -------------------------------------------------------------------
                                                         1994         1995         1996           1997           1998
                                                      ----------   ----------   ----------    ------------    -----------
STATEMENT OF OPERATIONS DATA:
Revenues:
  Product Sales.....................................  $6,991,000   $6,964,000   $6,829,000    $  7,483,000    $ 8,489,000
  Contract research revenues, royalties and license
    fees............................................          --           --    2,409,000       1,800,000      1,788,000
                                                      ----------   ----------   ----------    ------------    -----------
        Total revenues..............................   6,991,000    6,964,000    9,238,000       9,283,000     10,277,000
Operating costs and expenses:
  Cost of products sold.............................   3,499,000    3,369,000    3,138,000       3,338,000      3,890,000
  Research and development..........................   1,665,000    1,467,000    1,099,000       1,488,000      1,559,000
  Selling, general and administrative...............   3,307,000    3,338,000    3,283,000       3,501,000      5,389,000
  Non-recurring charges.............................          --           --      430,000(1)   15,059,000(2)          --
        Total costs and expenses....................   8,471,000    8,174,000    7,950,000      23,386,000     10,838,000
                                                      ----------   ----------   ----------    ------------    -----------
Income (loss) from operations.......................  (1,480,000)  (1,210,000)   1,288,000     (14,103,000)      (561,000)
Interest expense....................................      39,000       32,000        9,000         242,000        930,000
Interest income and other, net......................     102,000      120,000      167,000         291,000        402,000
                                                      ----------   ----------   ----------    ------------    -----------
Income (loss) from continuing operations before
  income taxes and minority interest................  (1,417,000)  (1,122,000)   1,446,000     (14,054,000)    (1,089,000)
Minority interest...................................          --           --      (17,000)         23,000         11,000
Income tax expense (benefit)........................    (264,000)    (173,000)     (79,000)          5,000             --
                                                      ----------   ----------   ----------    ------------    -----------
Income (loss) from continuing operations............  (1,153,000)    (949,000)   1,542,000     (14,082,000)    (1,100,000)
Income from discontinued operations (3).............     444,000      290,000      201,000          44,000             --
Net income (loss)...................................  $ (709,000)  $ (659,000)  $1,743,000    $(14,038,000)   $(1,100,000)
                                                      ==========   ==========   ==========    ============    ===========
DILUTED PER COMMON SHARE AMOUNTS:
Income (loss) from continuing operations............  $    (0.63)  $    (0.47)  $     0.42    $      (4.52)   $     (0.29)
Income from discontinued operations.................        0.24         0.14         0.05            0.01             --
Net income (loss)...................................  $    (0.39)  $    (0.33)  $     0.47    $      (4.51)   $     (0.29)
                                                      ==========   ==========   ==========    ============    ===========
Shares used in computing diluted per share amounts
  (4)...............................................   1,823,000    2,038,000    3,710,000       3,109,000      3,821,000
BALANCE SHEET DATA:
Cash and cash equivalents...........................  $2,541,000   $1,861,000   $4,507,000    $  6,346,000    $16,709,000
        Total assets................................   5,501,000    4,770,000    7,251,000       8,664,000     20,200,000
Long-term obligations, including current portion....   3,263,000    3,099,000       44,000      15,240,000(5)     237,000
Redeemable, convertible preferred shares............   2,308,000    2,235,000    1,270,000         900,000             --
Accumulated deficit.................................  (8,584,000)  (9,243,000)  (7,500,000)    (21,538,000)   (22,638,000)
Shareholders' equity (deficit)......................    (945,000)  (1,592,000)   3,992,000      (9,491,000)    18,651,000

---------------
(1) Costs incurred in connection with the settlement of certain trade dress litigation.

(2) Reflects the write-off of certain in-process research and development (including related transaction costs) purchased from Elan.

(3) Discontinued operations include the operating results of the Company's prosthetics division, which was sold in December 1996.

(4) See Notes to Consolidated Financial Statements for information concerning the computation of per share amounts.

(5) Reflects $15,240,000 (including accrued interest) in notes issued to Elan at June 30, 1997.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and the related Notes thereto included elsewhere in this Report. The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties. The Company's actual results of operations could differ significantly from those anticipated in such forward-looking statements as a result of numerous factors discussed under Item 1 "Business" and elsewhere in this Report.

OVERVIEW

     The Company develops, manufactures and commercializes controllable drug delivery systems using iontophoretic technology. The majority of the Company's revenues has been generated through the sale of its iontophoretic drug delivery products in the physical therapy market for use in the delivery of Dexamethasone and contract research revenues from the Company's collaboration with Novartis. The Company recently introduced its local dermal anesthesia products into the market place and, to date, has not realized significant revenue from the sales of such products. Since its inception, the Company has generally incurred operating losses and it expects to incur additional operating losses over the next several years as a result of anticipated costs associated with a significant increase in internally funded research, development and clinical trial activities relating to new applications for its iontophoretic drug delivery technologies, and the consolidation and equipping of its facilities. As of June 30, 1998, the Company's accumulated deficit was approximately $22.6 million. The Company's ability to achieve and sustain profitability will depend on its ability to achieve market acceptance and successfully expand sales of its existing products; successfully complete the development of, receive regulatory approvals for, and successfully manufacture and market, its products under development; as well as successfully negotiate and enter into agreements with collaborative partners, licensors, licensees and other parties for the development, clinical testing, manufacture, marketing or commercialization of certain of its products or products in development, as to which there can be no assurance.

FISCAL YEARS ENDED JUNE 30, 1997 AND 1998

     Revenues. Product sales increased 13% from $7.5 million in fiscal 1997 to $8.5 million in fiscal 1998. The increase can be attributed to higher sales of the Company's iontophoretic drug delivery products for the treatment of local inflammatory conditions resulting from overall market growth in this segment.

     Contract research revenues, royalties and license fees were $1.8 million in both fiscal 1997 and 1998. Contract revenues during fiscal 1997 included a milestone payment from Novartis and during fiscal 1998, included the Company's receipt of royalty revenues pursuant to the sale of its Motion Control division. Contract research revenues received during fiscal 1997 and 1998 pursuant to the Novartis agreement covered a substantial portion of the Company's research and development expenses.

     In June 1998, Novartis Pharmaceuticals Corporation elected not to renew its collaborative research and development agreement with the Company beyond its scheduled expiration date of December 31, 1998. Accordingly, the Company's contract research revenues may decline during fiscal 1999 and future years. The effect of the loss of contract research revenue on the Company's future operating results may be offset, in whole or in part, by a reduction in research and development expenditures incurred in connection with the collaboration, as well as by additional contract research revenues, if the Company is successful in its efforts to enter into new collaborative research and development arrangements.

     Costs of Products Sold. Costs of products sold increased 17% from $3.3 million in fiscal 1997 to $3.9 million in fiscal 1998, reflecting increased material and labor costs associated with higher unit sales volumes. Costs of products sold increased as a percentage of product sales primarily as a result of higher royalty obligations and a less favorable product mix.

     Research and Development Expense. Research and development expenditures were approximately $1.5 million in fiscal 1997 and $1.6 million in fiscal 1998. Fiscal 1998 includes a higher proportion of expenditures on internally financed product development projects of the Company. This trend is expected to continue at least through fiscal 1999.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 54%, from $3.5 million in fiscal 1997 to $5.4 million in fiscal 1998. This increase can be attributed primarily to recruiting, personnel and other sales and marketing costs associated with the Company's continued investment in the market introduction of Numby Stuff. In addition, the Company realized increased costs associated with the maintenance and prosecution of the patent portfolio acquired from Elan.

     Although the response to the Company's Numby Stuff product line by medical professionals and medical organizations, including the ACH, has been very positive, the process by which such products obtain administrative review and final approval for use in the hospital environment is extremely complex and time consuming. Among other things, such new products are subject to extensive evaluations within each hospital and often each department, require review and approval by hospital products and therapeutics committees, and must be accepted for inclusion on the hospital's formulary. As a result, in August 1998, the Company restructured its sales and marketing organization to reduce overall costs and bring them in line with current product sales and the slower than anticipated rate of market penetration of Numby Stuff. In addition, the Company will seek to expand its sales, marketing and distribution capabilities for all of its product lines through collaborative partnerships and by broadening its current dealer distribution network.

     Non-Recurring Charges. In fiscal 1997, the Company entered into the Elan Agreements pursuant to which the Company acquired certain rights to Elan's in-process research and development relating to iontophoretic drug delivery, including issued and pending United States and foreign patents, know-how and clinical data. As a result of this transaction, the Company recorded a non-recurring charge of approximately $15.1 million.

     Other Costs and Expenses. Interest expense increased from $242,000 in fiscal 1997 to $930,000 in fiscal 1998. This increase can be attributed to the recognition of interest expense on $15.0 million in notes issued to Elan in connection with the Elan Agreements. Interest income and other miscellaneous income was $291,000 in fiscal 1997, compared to $402,000 in fiscal 1998, reflecting higher interest earnings on higher average invested cash balances, which included the net proceeds from the Company's initial public offering in April 1998.

     Income (loss) from Continuing Operations. A loss from continuing operations of $14.1 million in fiscal 1997 compares to a loss from continuing operations of $1.1 million in fiscal 1998. The loss in fiscal 1997 can be attributed to the non-recurring charge resulting from the write-off of in-process research and development acquired from Elan. The loss in fiscal 1998 can be attributed to the non-cash interest charges on the Elan indebtedness and the Company's investment in the sales and marketing of Numby Stuff, which, to date, has not generated significant revenues.

FISCAL YEARS ENDED JUNE 30, 1996 AND 1997

     Revenues. Product sales increased 10% from $6.8 million in fiscal 1996 to $7.5 million in fiscal 1997. This increase can be attributed to increased sales of the Company's iontophoretic drug delivery products for the treatment of local inflammatory conditions resulting from the first full year of sales of the Company's new electrode kits for this market segment.

     Contract research revenues, royalties and license fees decreased 25% from $2.4 million in fiscal 1996 to $1.8 million in fiscal 1997. During fiscal 1996, the Company entered into a research and development agreement with Novartis to develop proprietary iontophoretic drug delivery systems for Novartis drugs. Pursuant to the agreement, the Company received contract research revenues and other payments of $1.4 million and $1.8 million, respectively, in fiscal 1996 and 1997. In addition, in fiscal 1996, the Company received a one-time license fee of $1.0 million. Contract research revenues received during fiscal 1996 and 1997 pursuant to the Novartis agreement covered a substantial portion of the Company's research and development expenses.

     Costs of Products Sold. Costs of products sold increased 6% from $3.1 million in fiscal 1996 to $3.3 million in fiscal 1997, reflecting increased costs attributable to higher material and labor costs resulting from higher unit sales volume. Costs of products sold decreased slightly as a percent of product sales due to productivity gains which were offset, in part, by increased costs associated with new product introductions.

     Research and Development Expense. Research and development expenditures increased 36%, from $1.1 million in fiscal 1996 to $1.5 million in fiscal 1997. The increase reflects increased costs of personnel and other expenditures associated with the development programs conducted under the Novartis agreement, as well as research and development expenditures on the Company's internally financed product development projects.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 6%, from $3.3 million in fiscal 1996 to $3.5 million in fiscal 1997. The increase in fiscal 1997 can be attributed to the recruiting, personnel and other sales and marketing costs associated with the Company's market introduction of Numby Stuff. The increase was offset, in part, by decreases in general and administrative expenses.

     Non-Recurring Charges. In March 1997, the Company entered into the Elan Agreements, pursuant to which the Company acquired certain rights to Elan's in-process research and development relating to iontophoretic drug delivery, including issued and pending United States and foreign patents, know-how and clinical data. As a result of this transaction, the Company recorded a non-recurring charge of approximately $15.1 million.

     During fiscal 1996, the Company recorded a non-recurring charge of $430,000 for costs incurred in connection with the settlement of a trade-dress infringement suit brought by a competitor of the Company relating to a newly developed series of the Company's electrode kits for the treatment of acute local inflammation.

     Other Costs and Expenses. Interest expense increased from $9,000 in fiscal 1996 to $242,000 in fiscal 1997. This increase can be attributed to the recognition of interest expense on $15.0 million in notes issued to Elan in connection with the Elan Agreements. Interest income and other miscellaneous income was $167,000 in fiscal 1996, compared to $291,000 in fiscal 1997, reflecting interest earnings on higher average cash balances during fiscal 1997.

     The Company has substantial net operating loss carryforwards. Income taxes in both periods reflect estimated alternative minimum tax liabilities, offset by the recognition of future tax benefits resulting from the allocation of income tax expense, at statutory rates, to the pre-tax income of the Company's discontinued operations.

     Income (loss) from Continuing Operations. Income from continuing operations of $1.5 million in fiscal 1996 compares to a loss from continuing operations of $14.1 million in fiscal 1997. Excluding the non-recurring charges in both fiscal years, income from continuing operations decreased from $2.0 million in fiscal 1996 to $1.0 million in fiscal 1997. The decrease in fiscal 1997 can be attributed primarily to the one time $1.0 million license fee the Company received from Novartis in fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Prior to fiscal 1996, the Company funded its operating losses primarily through private equity financing, convertible debt arrangements, capital lease financing, and collateralized bank loans. Beginning in fiscal 1996, the Company's operating and research activities have been internally funded, primarily as a result of the research and development revenues and license fees the Company has received from Novartis.

     In April 1998, the Company consummated an initial registered public offering pursuant to which the Company issued 1,850,000 common shares and raised approximately $11,445,000, net of underwriters' discounts and estimated expenses. As of June 30, 1998, the Company had cash and cash equivalents totaling approximately $16.7 million. Cash in excess of immediate requirements is invested in a manner which is intended to maximize liquidity and return while minimizing investment risk, and, whenever possible, the Company seeks to minimize the potential effects of concentration of credit risk.

     The Company consumed $251,000 in cash for operating activities during fiscal 1998 compared to providing $1.0 million in cash during fiscal 1997. This increased cash consumption can be attributed to the higher cash loss in fiscal 1998 in combination with the Company's continued investment in net non-cash working capital used to finance its sales growth and expanded product offerings. The Company generated approximately $1.0 million of cash from operating activities during fiscal 1997, compared to $2.2 million in fiscal 1996. The decrease can be attributed primarily to the one-time license fee received from Novartis in fiscal 1996 and an increased net investment in working capital in fiscal 1997.

     Historically, the Company's operations have not been capital intensive and, therefore, its investment in property, plant and equipment during the periods presented has not been significant. The Company anticipates however, that its investment in facilities and equipment will increase in the future, due to the Company's desire to consolidate its manufacturing, administrative and research and development facilities and the need to increase the automation of its electrode manufacturing processes to meet higher expected sales volumes. The Company's expenditures for equipment and furniture were $316,000, $231,000 and $670,000 in each of the fiscal years ended June 30, 1996, 1997 and 1998, respectively.

     During fiscal 1998, the Company purchased a license to certain iontophoretic drug delivery technology at a cost of $214,000, including transaction expenses.

     In other non-cash transactions related to the initial public offering, (i) the Company granted warrants to purchase 170,000 common shares to the underwriters, exercisable after April 23, 1999, at an initial exercise price of $9.38 per share; (ii) Elan converted the amounts outstanding under the Elan Notes, including accrued interest thereon, into 1,206,391 common shares and 893,901 shares of newly created Series D preferred shares, at the initial public offering price of $7.50 per share; (iii) the 28,800 Series C preferred shares of the Company which were outstanding immediately prior to the offering were automatically converted, on a share for share basis, into common shares; and
(iv) the Company issued an additional 29,697 common shares to Laboratoires Fournier, pursuant to the anti-dilution provisions of a prior stock purchase agreement between the companies.

     During fiscal 1997, the Company generated $255,000 in cash from the private placement of its Common Shares. During fiscal 1996, the Company generated $1.0 million ($892,000, net of related expenses) in cash from the sale of a 20% equity interest in Dermion to Novartis. (See Note 10 of the Notes to Consolidated Financial Statements.)

     The Company expects to continue to incur substantial costs associated with the expansion of its research and development activities, including clinical trials, continued investment in sales and marketing of new product lines, additional investment in working capital, and the cost of consolidating and equipping its facilities. The Company anticipates that the net proceeds of the Company's initial public offering, together with existing cash balances and cash generated from operations (including funding from Novartis through December
1998) will be sufficient to fund the operations of the Company at least through fiscal 1999. However, the Company may be required or elect to raise additional capital before that time. The Company's actual capital requirements will depend on many factors, some of which are outside the Company's control.

DISCONTINUED OPERATIONS

     Prior to January 1997, the Company provided state-of-the-art prosthetics products to amputees throughout the United States, Canada and Western Europe through its Motion Control division. Motion Control's principal products were the Utah Artificial Arm and the ProControl II, advanced myoelectric prostheses for above and below the elbow amputees.

     In December 1996, the Company sold the assets of the Motion Control division for $1.0 million and granted the purchaser an exclusive, worldwide license and sublicense to the patents, trademarks, know-how and other intellectual property of the Company relating to the Motion Control products. Under the terms of that sublicense agreement, the Company will receive license fees and royalties on future sales of the Motion

Control products. There was no significant gain or loss recognized on the sale. The results of operations of the Motion Control division, exclusive of any corporate allocations, are reported as discontinued operations in the consolidated financial statements for all periods presented. See Note 4 of the Notes to the Consolidated Financial Statements.

IMPACT OF THE YEAR 2000

     Many computer systems experience problems handling dates beyond the year 1999. The Company has evaluated its primary operating systems (including its financial systems, material requirements planning, and production lot tracking systems) and believes, based upon its evaluation as well as representations from its software suppliers, that its operating systems are substantially year 2000 compliant. To the extent that any software applications are not fully year 2000 compliant, the Company expects that software upgrades made in the normal course of business will either minimize, isolate or possibly eliminate any substantive risks associated with software or system failure.

     To date, the Company has not incurred any significant costs associated with the evaluation or modification of its systems relating to year 2000 compliance and does not anticipate the need to incur any costs outside the normal course of business. In the event that any of the Company's systems should fail due to a failure to identify and address a year 2000 exposure, the Company believes that the size and scope of its operations would allow the Company to revert to manual operating systems on a timely basis.

     The custom circuitry and software utilized in the Company's iontophoretic dose controllers do not include any date driven functions and therefore will not exhibit any change in performance due to the arrival of the year 2000. The Company has initiated procedures designed to evaluate the year 2000 exposure of its significant suppliers and other vendors whose systems may impact the Company's operations. To date, the Company has not identified any compliance deficiencies that might have a significant impact on the Company if not rectified by such supplier or vendor on a timely basis. There can be no assurance that such a deficiency will not be discovered or arise in the future or that the Company would be able to identify and validate an alternative source for any service or material which may be affected by such deficiency.

ADDITIONAL RISK FACTORS

     Future results could differ materially from those currently anticipated by the Company due to a number of factors, including those identified in this section and elsewhere in this Form 10-K, any of which could have a material adverse impact on the Company's business, financial condition or results of operations.

     Continuing Operating Losses; Uncertainty of Future Profitability. Since 1991, the Company has sustained losses in each fiscal year, except fiscal year 1996. The Company had an accumulated deficit of $22.6 million as of June 30, 1998. The Company intends to expand its product lines, research and development, business development and marketing efforts in the near future and, therefore, does not anticipate being profitable in the near term. The Company's ability to achieve and sustain profitability will depend on its ability to achieve market acceptance, and successfully expand sales of its existing products, as well as successfully complete the development of, receive regulatory approvals for, and successfully manufacture and market, its products under development, as to which there can be no assurance.

     Uncertainty of Market Acceptance and Limited Market Penetration. The Company has generated only limited revenues, primarily from sales to physical therapists of its drug delivery system for delivery of Dexamethasone for the treatment of acute local inflammation. The Company began marketing a local dermal anesthetic product that uses Iontocaine, in January 1997 and has generated only limited revenues from that product to date. For the Company to be successful, its products will need to achieve broad market acceptance by the medical profession. The Company's products use a method of active transdermal drug delivery which, to date, has not gained significant market penetration, and no assurance can be given that the Company's current or future products will ever achieve broad market acceptance.

     Uncertainties Related to Product Development. Two of the primary components of the Company's business strategy are to develop and commercialize iontophoretic drug delivery systems for new and existing drugs and to develop additional applications for its existing products. The Company will be required to undertake time-consuming and costly development activities and seek regulatory approval for these new products and applications. Product revenues may not be realized from the sale of any such products for several years, if at all. The Company can give no assurance that its product development efforts, either alone or in collaboration with other parties, will ever be successfully completed, that it can obtain required regulatory approvals of its products, that products under development can be manufactured at acceptable cost or with appropriate quality, or that its products can meet market needs or achieve market acceptance.

     Reliance on Collaborative Partners. The Company's strategy is to enter into arrangements with corporate partners, licensors, licensees and other parties for the development, clinical testing, manufacture, marketing or commercialization of certain of its products or products in development. The Company currently has a collaborative arrangement with Novartis.

     A significant portion of the Company's research and development resources has been devoted to its contractual research and development efforts with Novartis. Since 1995, Novartis has funded a substantial portion of the total research and development costs of the Company. Although the Company met all of the essential development objectives under the R&D Agreements, in July 1998, Novartis advised the Company that it would not renew the R&D Agreements beyond the scheduled December 31, 1998, expiration date. Novartis will continue to fund research through December 31, 1998, in accordance with the terms of the R&D Agreements. In addition, in connection with this collaboration, the Company granted Novartis a perpetual, non-exclusive, royalty bearing license to certain of the Company's iontophoretic technology which will survive the termination of the collaboration. The license to Novartis, though non-exclusive, may make it more difficult for the Company to enter into new collaborations. There can be no assurance that pursuant to the royalty-bearing license, Novartis will not independently develop products using the licensed technology, including products which may compete directly with those currently marketed or under development by the Company. After December 31, 1998, and until the Company enters into additional collaborative agreements, the Company will be required to internally fund all of its research and development expenditures. The failure to enter into such arrangements on a timely basis could have a material adverse effect on the Company's product development efforts, business, financial condition and results of operations.

     Although the Company anticipates it will enter into additional collaborative arrangements with other parties in the future, there can be no assurance the Company will be able to negotiate any such additional collaborative arrangements on terms which are acceptable to the Company, if at all. To the extent the Company chooses not, or is not able, to establish such collaborations, it could experience significantly increased business risk and capital requirements in the development, clinical testing, manufacturing, marketing and commercialization of its products. The Company could also encounter significant delays in introducing products into markets or find that the development, manufacture or sale of proposed products in such markets is adversely affected by the absence of those collaborative arrangements.

     Intense Competition and Rapid Technological Change. The drug delivery, pharmaceutical and biotechnology industries are highly competitive and rapidly evolving, with significant developments expected to continue at a rapid pace. The first pharmaceutical product to reach the market in a therapeutic area or using a certain drug delivery technology generally obtains and maintains a significant market share relative to later entrants to the market. The Company's success will depend on its ability to maintain a competitive position and develop new products and technologies for efficient and cost effective drug delivery. The Company's products will compete with other formulations of drugs and with other drug delivery systems, including other iontophoretic delivery systems. There can be no assurance any of the Company's products will have advantages that will be significant enough to cause medical professionals to prefer or even use them. New drugs or further development of alternative drug delivery methods may provide greater therapeutic benefits for a specific drug or indication, or may offer comparable performance at lower cost, than that offered by the Company's iontophoretic drug delivery systems, which could have a material adverse effect on the Company's business, financial condition and results of operations.

     Many competitors, including public and private corporations, academic institutions, governmental agencies and other public and private research organizations, are involved in the development of drug delivery systems, including competing electrotransport-related drug delivery technologies. Many of these competitors have substantially greater financial and other resources, are more experienced, and are larger, more established organizations than the Company. There can be no assurance the Company's competitors will not succeed in more rapidly developing or marketing products that are more effective or commercially attractive than the Company's current or future products, or that would render the Company's products obsolete or noncompetitive. There can also be no assurance the Company will have the financial resources, technical or management expertise or manufacturing or support capability to compete in the future.

     The Company has licensed certain rights to its iontophoretic drug delivery technologies to other parties, including Alza, Laboratoires Fournier and Novartis, that may become or are direct competitors of the Company. These companies could compete with the Company for contracts with the Company's collaborative partners and could also develop iontophoretic drug delivery systems that will compete directly with many of those currently marketed or being developed by the Company.

     Reliance on Third Party Distribution. The Company presently markets its drug delivery systems for the treatment of acute local inflammation primarily to physical therapists through a nationwide system of dealers. The Company is currently marketing its local dermal anesthesia products in the United States hospital market through a limited number of sales personnel who work directly for the Company and independent manufacturers representatives.

     In order to achieve broad distribution and market penetration of its current and future products, the Company intends to enter into arrangements with collaborative marketing partners or distributors that have national or market-specific marketing capabilities. There can be no assurance that the Company will be able to maintain its existing, or establish new, marketing arrangements on terms favorable to the Company, if at all. The Company's collaborative marketing partners and distributors may not be contractually committed to make future purchases of the Company's products and could, therefore, discontinue carrying the Company's products at any time or for any reason.

     If the Company's marketing resources fail to perform in accordance with the Company's expectations, the Company may be required to obtain or develop alternate marketing, sales and distribution capabilities or seek other methods of distributing its products.

     Dependence on Patents and Proprietary Technology. The Company's ability to commercialize many of the products it has under development will depend, in part, on its or its licensors' ability, both in the United States and in other countries, to obtain patents, enforce those patents, preserve trade secrets and operate without infringing on the proprietary rights of third parties.

     The patent positions of drug delivery, pharmaceutical and biotechnology companies are highly uncertain and involve complex legal and factual questions. There can be no assurance the patents currently owned and licensed by the Company, or any future patents, will prevent other companies from developing similar or therapeutically equivalent products, or that other companies will not be issued patents that may prevent the sale of Company products or require licensing and the payment of significant fees or royalties by the Company. Furthermore, there can be no assurance any of the Company's products or methods will be patentable, will not infringe upon the patents of third parties, or that the Company's patents or future patents will give the Company an exclusive position in the subject matter claimed by those patents. The Company may be unable to avoid infringement of third party patents and may have to obtain licenses, defend infringement actions or challenge the validity of those patents in court. There can be no assurance a license will be available to the Company, if at all, on terms and conditions acceptable to the Company, or that the Company will prevail in any patent litigation. There can be no assurance the Company's pending patent applications will result in issued patents, patent protection will be secured for any particular technology, any patents that have been or may be issued to the Company or its licensors will be valid or enforceable or that the Company's patents will provide meaningful protection to the Company.

     The Company also relies on trade secrets and other unpatented proprietary information in its product development activities. To the extent the Company relies on confidential information to maintain its competitive position, there can be no assurance other parties may not independently develop the same or similar information.

     In August 1993, the PTO issued a patent to Alza covering the iontophoretic delivery of fentanyl. A similar patent application in Europe has thus far been rejected, although the Company believes Alza has appealed that rejection. The United States patent was the subject of a reexamination by the PTO and all of the substantive claims within the patent were also rejected, but Alza has appealed that rejection to the United States Board of Patent Appeals and Interferences. There can be no assurance Alza will not be successful in one or both of its appeals. Therefore, if the Company develops a drug delivery system for fentanyl and if Alza is successful in its appeal, the Company would be required to obtain a license from Alza to market any iontophoretic drug delivery system it develops for fentanyl in the United States. There can be no assurance such a license would be available on terms acceptable to the Company, if at all. If the Company cannot obtain such license, the Company will be required to discontinue its product development programs using fentanyl.

     Need to Manage Expanding Operations. If the Company is successful in achieving market acceptance of its products, it will be required to expand its operations, particularly in the areas of research and development, sales and marketing and manufacturing. As the Company expands its operations in these areas, those expansions will likely result in new and increased responsibilities for management personnel and place significant strain on the Company's management, operating and financial systems and other resources. To accommodate any such growth and compete effectively, the Company will be required to implement improved information systems, procedures and controls, and to expand, train, motivate and manage its work force. The Company's future success will depend to a significant extent on the ability of its current and future management personnel to operate effectively both independently and as a group. There can be no assurance the Company's personnel, systems, procedures and controls will be adequate to support the Company's future operations.

     Future Capital Needs; Uncertainty of Additional Funding. The further development and commercialization of the Company's products and technology will require a commitment of substantial funds to conduct research and development activities, including preclinical and clinical studies, to expand distribution and hire additional sales and marketing personnel and to expand and develop manufacturing capabilities. The Company believes that existing cash balances and cash generated from operations will be sufficient to fund the operations of the Company for at least the next 12 months; however, the Company's actual capital requirements will depend on many factors, and the Company may be required or elect to raise additional capital before that time.

     To satisfy its capital requirements, the Company may seek to raise funds through public or private financings, collaborative relationships or other arrangements. Any additional equity financing may be dilutive to shareholders and debt financing may involve significant restrictive covenants. Collaborative arrangements to raise additional funds may require the Company to relinquish its rights to certain of its technologies, products or marketing territories. There can be no assurance that any such financing, if required, will be available on terms satisfactory to the Company, if at all.

     Uncertainty of Government Regulation. The research, development, manufacture and marketing of the Company's products are extensively regulated by the FDA, which requires its approval of drugs and medical devices before they can be marketed in the United States. Similar approvals are also required from other regulatory bodies in foreign countries. The regulatory processes established by these government agencies are lengthy, expensive and uncertain. In addition, once approval is obtained, that approval may be withdrawn. The regulations applicable to the Company's products may change as the presently limited number of approved iontophoretic drug delivery products increases and regulators acquire additional experience in this area. The FDA has broad authority to enforce the medical devices and drug regulations and laws, and noncompliance can result in a variety of regulatory responses ranging from warning letters and mandatory product recalls to civil or criminal actions and penalties.

     The Company has received approval from the FDA on its NDA for Iontocaine, and the FDA has allowed the Company to market its electrical dose controllers and electrode products for use with ions of soluble salts or other drugs under the FDA's 510(k) regulations governing medical devices. However, the FDA has publicly stated that it intends to require manufacturers of iontophoretic devices to obtain PMA of marketed devices currently used with drugs not specifically labeled for iontophoretic delivery, which would include the Company's dose controller for use with ions of soluble salts or other drugs, such as Dexamethasone. The FDA's 1994 strategy document states that the enactment of the modified regulatory procedure was a "high priority" and that the agency intended to publish a proposed regulation requiring such PMAs in 1996. The agency to date has not published such a regulation.

     If the FDA calls for PMAs for preamendment class III iontophoresis devices, the Company would be required to have a PMA accepted for filing by the FDA within 90 days after the date of the final regulation calling for PMAs. There can be no assurance that the Company would be able to complete necessary clinical studies and otherwise prepare and file a PMA within the prescribed time period, or that any data and information submitted in a PMA would be adequate to support approval. The Company's failure to submit a PMA and have it accepted for filing by the FDA within the required timeframe could result in the Company being required to cease commercial distribution of the Phoresor for use with ions of soluble salts and other drugs, including Dexamethasone. Upon timely filing of a PMA, the Company believes (based on FDA's announced position as to certain other preamendment class III medical devices) that the FDA would permit continued commercial distribution of the Phoresor for use with Dexamethasone during the time necessary to review the PMA. There can be no assurance, however, that the FDA would permit such continued commercial distribution pending review of a PMA for the device, nor can any assurance be given that the FDA would approve a PMA filed by the Company. The FDA also could condition PMA approval upon approval of an NDA permitting Dexamethasone to be labeled for use with the Phoresor. If the Company were required for any length of time to cease commercial distribution of the Phoresor System for use with Dexamethasone, the Company's business, financial condition and results of operations would be materially and adversely affected pending approval of a PMA or NDA.

     The Company will be required to obtain further FDA approvals before it may promote or otherwise market or label any of its present or future drug delivery products for use with other named drugs. There can be no assurance that such approvals will be granted, and the process of obtaining them could be extensive, time-consuming and costly. The time required to obtain FDA approval after filing an NDA is uncertain and frequently takes several years. Further, the Company has not yet filed NDAs on any drug other than Iontocaine. In the course of the practice of medicine, medical practitioners legally can use the Company's iontophoretic devices for the delivery of Dexamethasone even though the Company has not filed an NDA for that therapeutic indication and even though the Company is not permitted to label or promote its device for use with Dexamethasone. The FDA may require that the Company conduct clinical trials and obtain NDA approval for the iontophoretic delivery of Dexamethasone using the Company's dose controllers and electrodes for the treatment of acute local inflammation in order for the Company to continue to market its products for that therapeutic indication. There can be no assurance that such clinical trials, if conducted, would be successful in establishing safety and efficacy or that NDA approval could be obtained.

     There can be no assurance any future products developed by the Company will prove to be safe and effective or meet all of the applicable regulatory requirements necessary to be marketed. Data obtained from testing activities can be susceptible to varying interpretations which could delay, limit or prevent required regulatory approvals. In addition, the Company may encounter delays or denials of approval based on a number of factors, including future legislation, administrative action or changes in FDA policy made during the period of product development and FDA regulatory review. The Company may encounter similar delays in foreign countries. Furthermore, approval may entail ongoing requirements for, among other things, post-marketing studies. Even if a product developer obtains regulatory approval, a marketed product, its manufacturer and its manufacturing facilities and pertinent operations are subject to extensive regulation and periodic inspections. Discovery of previously unknown problems with a product, manufacturer or facility could result in FDA sanctions, restrictions on a product or manufacturer, or an order to withdraw and/or recall a specific product from the market. There can also be no assurance that changes in the legal or regulatory framework or other subsequent developments will not result in the limitation, suspension or revocation of regulatory approvals granted to the Company. Such events, were they to occur, could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company is also required to comply with FDA regulations for manufacturing practices, which mandate procedures for extensive control and documentation of product design, control and validation of the manufacturing process and overall product quality. Foreign regulatory agencies have similar manufacturing standards. Ongoing compliance with these standards and with labeling, adverse event reporting and other applicable regulatory requirements is monitored through periodic inspections and market surveillance by federal, state and local government agencies and by comparable agencies in other countries. Any third parties manufacturing the Company's products or supplying materials or components for such products may also be subject to the foregoing requirements. If the Company, its management or its third party manufacturers fail to comply with applicable regulations regarding these manufacturing practices, the Company could be subject to a number of sanctions, including fines, injunctions, civil penalties, delays, suspensions or withdrawals of market approval, seizures or recalls of products, operating restrictions and, in some cases, criminal prosecutions.

     Under the FDA's regulations, when a manufacturer changes or modifies a device for which it has received a 510(k) clearance, it is required to obtain an additional 510(k) clearance for the modified device if the modification significantly affects the safety or efficacy of the device, or if the modification results in a major change in intended use. In such cases, the manufacturer is expected to make the initial determination as to whether the modification is of a kind that would require a new 510(k) clearance. The FDA's regulations provide only limited guidance in making this determination. The FDA has cleared the Company's electrical dose controller and electrode kits for marketing under a 510(k) clearance. Since obtaining its 510(k) clearances, the Company has made modifications to its products. Based on the checklist developed by the FDA to assist manufacturers in determining whether they are required to obtain a 510(k) clearance for a modified device, the Company has determined that a new 510(k) submission was not required in connection with the commercial introduction of such products. However, there can be no assurance that the FDA will not require the Company to obtain additional 510(k) clearances with respect to those products. If the FDA requires the Company to submit a new 510(k) notice for any device modification, the Company may be prohibited from marketing the modified device until the 510(k) notice is cleared by the FDA.

     Because of the known safety and efficacy profile of Dexamethasone and other approved drugs for which the Company may seek NDA approval for iontophoretic delivery, the clinical trials and other studies may not be as lengthy or extensive as would be required for unapproved new drugs that are subject to full NDA requirements. This strategy, however, depends upon the Company's ability to obtain a contractual right to reference the safety and efficacy data for such drugs contained in approved NDAs held by other entities. The Company has obtained a right to reference safety and efficacy data for Dexamethasone. There can be no assurance that the Company will be able to obtain a right of reference for all unapproved drugs that may be used for iontophoretic delivery. The Company's failure to obtain a right of reference to safety and efficacy data for any drug for which the Company would like to obtain approval for iontophoretic delivery could result in the Company being required to independently satisfy any requirements regulatory agencies may impose with respect to such references, which could delay the Company's use of such drug or increase the Company's costs.

     Dependence on Single Sources of Supply. A key material used in many of the Company's current electrode products is available only from a single supplier. In addition, the Company obtains Iontocaine from Abbott Laboratories under a contract expiring in December 1998. The Company also has the right to obtain Dexamethasone from Luitpold Pharmaceuticals, Inc./American Regent Laboratories, Inc. under a contract expiring in January 2005. The Company believes that, if necessary, alternative sources can be developed or alternate materials can be substituted for each of these single-sourced materials. Although the Company has not experienced difficulty acquiring these materials on commercially reasonable terms and in sufficient quantities to maintain required production levels, no assurance can be given that price increases or interruptions in the supply of these materials will not occur in the future or that the Company will not have to seek alternate suppliers or obtain substitute materials, which may require additional product validations and regulatory submissions. Any significant price increase, interruption of supply, inability to secure an alternate source or qualify a substitute material could have a material adverse effect on the Company's ability to manufacture its products or to obtain or maintain regulatory approval of its products.

     The Company's current dose controllers are manufactured under a contract with a third party electronics manufacturer. There can be no assurance that its present supplier can manufacture sufficient quantities of dose controllers that meet quality and performance standards on a timely basis. If the supplier cannot meet the Company's requirements, or in the event of an interruption of its supply, the Company would be required to identify, qualify and validate an alternate source of supply within a reasonable period of time.

     Limited Manufacturing Experience. The Company manufactures its iontophoretic drug delivery electrodes in quantities sufficient to satisfy its current level of product sales. To meet anticipated increases in sales, the Company may need to increase its production significantly beyond its present manufacturing capacity. Accordingly, the Company may be required to increase its manufacturing capacities or to contract with another party to manufacture its products. There can be no assurance the Company can successfully increase its capacity on a profitable basis, or contract with another party on terms acceptable to the Company, if at all.

     Significant increases in production volume will likely require changes in the Company's product and manufacturing process in order to facilitate increased automation of the Company's production. There can be no assurance such changes in products or processes or efforts to automate the Company's manufacturing process will be successful.

     The Company believes its facilities operate in accordance with the Quality System Regulation currently prescribed by the FDA and in substantial compliance with ISO 9001 and CE Mark standards. The Company has GMP audits conducted by a qualified, independent organization on a regular basis and is ISO 9001 and CE Mark certified. There can be no assurance the Company will be able to maintain such compliance, particularly if the scale of the Company's manufacturing operations increases.

     Uncertainty of Health Care Reimbursement. The Company's ability to commercialize its products successfully will depend in part on the extent to which reimbursement for the costs of those products and related treatments will be available from government health administration authorities, private health insurers and other organizations in the United States and in foreign markets where the Company's products will be sold and used. Third party payors can affect the pricing or relative attractiveness of the Company's products by regulating the reimbursement they provide on the Company's or competing products or therapies. There can be no assurance such reimbursement will continue at present levels, if at all. Some insurance carriers do not reimburse health care providers for use of the Company's products in certain applications. Furthermore, significant uncertainty exists as to the reimbursement status of new health care products.

     Effective October 1, 1991, the Health Care Financing Administration adopted new regulations providing for the treatment of capital related costs for medical products. The Company is unable to predict what adverse impact on the Company, if any, these or any additional government regulations, legislation or initiatives or changes by other payors affecting reimbursement or other matters that may influence decisions to obtain medical devices may have.

     Retention and Attraction of Key Employees. The Company is highly dependent on its ability to continue to attract and retain qualified scientific, managerial, manufacturing and sales and marketing personnel. There is intense competition for qualified personnel in the Company's area of activity, and there can be no assurance the Company will be able to continue to attract and retain the qualified personnel necessary for the development of its business. The Company does not carry key-man insurance with respect to any of its executives or employees.

     Risk of Product Liability, Product Recalls and Warranty Claims; Availability of Insurance. The testing, marketing and sale of drug delivery and related pharmaceutical products for use in humans involves unavoidable risks. The use of the Company's products in clinical trials and the sale of its products upon approval may expose the Company to potential product liability resulting from the use of such products. In addition, the existence of a product liability claim, a product recall or excessive warranty claims (in any such case, whether arising from defects in design or manufacture or otherwise) could have an adverse effect on the Company's sales of that product or require a change in the indications for which it may be used.

     Product liability insurance in the Company's industry is expensive and difficult to obtain. Although the Company currently has product liability insurance with an annual limit of $2.0 million in the aggregate and per occurrence, there can be no assurance the existing coverage is adequate. The Company will seek to maintain and appropriately increase its insurance coverage as its product sales increase and the clinical development of its new product applications progress. There can be no assurance, however, that the Company will be able to maintain its current levels of insurance on acceptable terms, will be able to secure increased coverage as the commercialization of its products proceeds or that any particular level of insurance will provide adequate protection against potential liabilities.

     Anti-Takeover Provisions of Certain of the Company's Agreements. Certain provisions of a cross-license agreement between the Company and Alza may have the effect of deferring, delaying or preventing a change in control of the Company, a merger involving the Company or the assignment or transfer of certain technologies of the Company. Under the agreement, the Company and Alza, among other things, exchanged non-exclusive, royalty free rights to certain patented technologies which each party believed to be of significant strategic importance to the potential technological success of many iontophoretic drug delivery applications. Both parties are prohibited from assigning their rights under the agreement to certain named companies or any other entity that derives more than 50 percent of its income from the development, licensing and/or sale of drug delivery systems to other pharmaceutical companies without first receiving the consent of the other party. Restrictions imposed on the Company's ability to assign its rights under this agreement may have the effect of prohibiting a sale of the Company to such named companies or entities, or may otherwise limit the Company's ability to capitalize on the commercial and other economic potential of these technologies through a technology license, asset sale, merger, combination or similar transaction.

     Environmental Matters. The Company's research and development activities involve the controlled use of hazardous materials, chemicals and various radioactive compounds. These materials, and their use, disposal and handling, are extensively regulated by federal, state and local government authorities. Although the Company believes its safety procedures for handling and disposing of such materials comply in all material respects with the standards prescribed by state and federal regulations, the risk of accidental environmental contamination or personal injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages and any such liability could exceed the resources of the Company. There can be no assurance the Company will not be required to incur significant costs to comply with such environmental and health and safety laws and regulations in the future, particularly if the Company develops additional manufacturing or research facilities and capacity.

ITEM 7A. QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company and its subsidiary are included elsewhere in this Report.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                      (This page intentionally left blank)

                       CONSOLIDATED FINANCIAL STATEMENTS

                                  IOMED, INC.

                                 JUNE 30, 1998

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                  IOMED, INC.

                                                              PAGE
                                                              ----
AUDITED CONSOLIDATED FINANCIAL STATEMENTS:
Report of Independent Auditors..............................   35
Consolidated Balance Sheets at June 30, 1997 and 1998.......   36
Consolidated Statements of Operations for the Years Ended
  June 30, 1996, 1997 and 1998..............................   37
Consolidated Statements of Shareholders' Equity (Deficit)
  for the Years Ended June 30, 1996, 1997 and 1998..........   38
Consolidated Statements of Cash Flows for the Years Ended
  June 30, 1996, 1997 and 1998..............................   39
Notes to Consolidated Financial Statements..................   40

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
IOMED, Inc.

We have audited the accompanying consolidated balance sheets of IOMED, Inc. and subsidiary as of June 30, 1997 and 1998, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IOMED, Inc. and subsidiary at June 30, 1997 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.

ERNST & YOUNG LLP
Salt Lake City, Utah
August 4, 1998

                                  IOMED, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                       JUNE 30,
                                                              ---------------------------
                                                                  1997           1998
                                                              ------------   ------------
Current assets:
  Cash and cash equivalents.................................  $  6,346,000   $ 16,709,000
  Accounts receivable, less allowance for doubtful accounts
     of $28,000 in 1997 and $54,000 in 1998.................     1,189,000      1,570,000
  Inventories...............................................       714,000        876,000
  Prepaid expenses..........................................        12,000         53,000
                                                              ------------   ------------
          Total current assets..............................     8,261,000     19,208,000
Equipment and furniture, net................................       385,000        783,000
Other assets................................................        18,000        210,000
                                                              ------------   ------------
          Total assets......................................  $  8,664,000   $ 20,201,000
                                                              ============   ============
                     LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Trade accounts payable....................................  $    171,000   $    626,000
  Accrued liabilities.......................................       944,000        687,000
  Current portion of long-term obligations..................         2,000         50,000
                                                              ------------   ------------
          Total current liabilities.........................     1,117,000      1,363,000
Commitments
Long-term obligations.......................................            --        187,000
Minority interest...........................................       898,000             --
Redeemable, convertible preferred shares; issued and
  outstanding 36,000 Series C shares in 1997................       900,000             --
Subordinated, convertible debt..............................    15,240,000             --
Shareholders' equity (deficit):
  Common shares, no par value; 100,000,000 shares
     authorized; issued and outstanding 3,134,392 shares in
     1997 and 6,499,518 shares in 1998......................    12,047,000     34,408,000
  Convertible preferred shares, no par value; 10,000,000
     shares authorized; issued and outstanding of all series
     893,801 shares in 1998.................................            --      6,881,000
  Accumulated deficit.......................................   (21,538,000)   (22,638,000)
                                                              ------------   ------------
          Total shareholders' equity (deficit)..............    (9,491,000)    18,651,000
                                                              ------------   ------------
          Total liabilities and shareholders' equity
             (deficit)......................................  $  8,664,000   $ 20,201,000
                                                              ============   ============

                            See accompanying notes.

                                  IOMED, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    YEAR ENDED JUNE 30,
                                                          ---------------------------------------
                                                             1996          1997          1998
                                                          ----------   ------------   -----------
Revenues:
  Product sales.........................................  $6,829,000   $  7,483,000   $ 8,489,000
  Contract research revenue, royalties and license
     fees...............................................   2,409,000      1,800,000     1,788,000
                                                          ----------   ------------   -----------
          Total revenues................................   9,238,000      9,283,000    10,277,000
Operating costs and expenses:
  Cost of products sold.................................   3,138,000      3,338,000     3,890,000
  Research and development..............................   1,099,000      1,488,000     1,559,000
  Selling, general and administrative...................   3,283,000      3,501,000     5,389,000
  Non-recurring charges.................................     430,000     15,059,000            --
                                                          ----------   ------------   -----------
          Total costs and expenses......................   7,950,000     23,386,000    10,838,000
                                                          ----------   ------------   -----------
Income (loss) from operations...........................   1,288,000    (14,103,000)     (561,000)
Interest expense........................................       9,000        242,000       930,000
Interest income and other, net..........................     167,000        291,000       402,000
                                                          ----------   ------------   -----------
Income (loss) from continuing operations before income
  taxes and minority interest...........................   1,446,000    (14,054,000)   (1,089,000)
Minority interest.......................................     (17,000)        23,000        11,000
Income tax expense (benefit)............................     (79,000)         5,000            --
                                                          ----------   ------------   -----------
Income (loss) from continuing operations................   1,542,000    (14,082,000)   (1,100,000)
Income from discontinued operations, net of income
  taxes.................................................     201,000         44,000            --
                                                          ----------   ------------   -----------
Net income (loss).......................................  $1,743,000   $(14,038,000)  $(1,100,000)
                                                          ==========   ============   ===========
Basic income (loss) per common share:
Income (loss) from continuing operations................  $      .49   $      (4.52)  $      (.29)
Income from discontinued operations.....................         .06            .01            --
                                                          ----------   ------------   -----------
Net income (loss).......................................  $      .55   $      (4.51)  $      (.29)
                                                          ==========   ============   ===========
Diluted income (loss) per common share:
Income (loss) from continuing operations................  $      .42   $      (4.52)  $      (.29)
Income from discontinued operations.....................         .05            .01            --
                                                          ----------   ------------   -----------
Net income (loss).......................................  $      .47   $      (4.51)  $      (.29)
                                                          ==========   ============   ===========

                            See accompanying notes.

                                  IOMED, INC.

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                 COMMON SHARES        CONVERTIBLE
                                            -----------------------    PREFERRED    ACCUMULATED
                                             SHARES       AMOUNT        SHARES        DEFICIT         TOTAL
                                            ---------   -----------   -----------   ------------   ------------
BALANCE AT JUNE 30, 1995..................  2,049,051   $ 7,651,000   $       --    $ (9,243,000)  $ (1,592,000)
  Stock options exercised.................     43,974        23,000           --              --         23,000
  Conversion of redeemable, convertible
     preferred shares.....................    494,193       895,000           --              --        895,000
  Conversion of subordinated debt.........    337,838     2,923,000           --              --      2,923,000
  Net income..............................         --            --           --       1,743,000      1,743,000
                                            ---------   -----------   ----------    ------------   ------------
BALANCE AT JUNE 30, 1996..................  2,925,056    11,492,000           --      (7,500,000)     3,992,000
  Stock options exercised.................      6,483         5,000           --              --          5,000
  Conversion of redeemable, convertible
     preferred shares.....................    165,651       300,000           --              --        300,000
  Sale of common shares for cash..........     37,202       250,000           --              --        250,000
  Net loss................................         --            --           --     (14,038,000)   (14,038,000)
                                            ---------   -----------   ----------    ------------   ------------
BALANCE AT JUNE 30, 1997..................  3,134,392    12,047,000           --     (21,538,000)    (9,491,000)
  Stock options exercised.................     11,786        25,000           --              --         25,000
  Conversion of redeemable, convertible
     preferred shares.....................     28,800       720,000           --              --        720,000
  Sale of common shares for cash..........  1,850,000    11,445,000           --              --     11,445,000
  Conversion of subordinated, convertible
     debt.................................  1,206,391     9,287,000    6,881,000              --     16,168,000
  Exchange of minority interest and
     other................................    268,149       884,000           --              --        884,000
  Net loss................................         --            --           --      (1,100,000)    (1,100,000)
                                            ---------   -----------   ----------    ------------   ------------
BALANCE AT JUNE 30, 1998..................  6,499,518   $34,408,000   $6,881,000    $(22,638,000)  $ 18,651,000
                                            =========   ===========   ==========    ============   ============

                            See accompanying notes.

                                  IOMED, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        YEAR ENDED JUNE 30,
                                                              ---------------------------------------
                                                                 1996          1997          1998
                                                              ----------   ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)...........................................  $1,743,000   $(14,038,000)  $(1,100,000)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation and amortization.............................     400,000        267,000       289,000
  Write-off of in-process research and development..........          --     15,059,000            --
  Non-cash interest expense.................................          --        240,000       928,000
  Minority interest and other non-cash charges..............      (9,000)        34,000        11,000
  Changes in assets and liabilities:
     Accounts receivable....................................    (122,000)      (444,000)     (381,000)
     Inventories............................................     186,000       (196,000)     (162,000)
     Prepaid expenses and other assets......................       9,000         (6,000)      (34,000)
     Trade accounts payable.................................     (41,000)        53,000       455,000
     Other current liabilities..............................      83,000         25,000      (257,000)
                                                              ----------   ------------   -----------
Net cash provided by (used in) operating activities.........   2,249,000        994,000      (251,000)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of discontinued operations...............          --      1,000,000            --
Purchases of equipment and furniture........................    (316,000)      (231,000)     (670,000)
Purchase of patent license..................................          --             --      (214,000)
                                                              ----------   ------------   -----------
Net cash provided by (used in) investing activities.........    (316,000)       769,000      (884,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common shares.....................      23,000        255,000    11,470,000
Proceeds from sale of minority interest.....................     892,000             --            --
Proceeds from long-term obligations.........................          --             --       240,000
Payments on long-term obligations...........................    (132,000)       (39,000)       (5,000)
Redemptions of redeemable preferred shares..................     (70,000)       (70,000)     (180,000)
Other.......................................................          --        (70,000)      (27,000)
                                                              ----------   ------------   -----------
Net cash provided by (used in) financing activities.........     713,000         76,000    11,498,000
Net increase (decrease) in cash and cash equivalents........   2,646,000      1,839,000    10,363,000
Cash and cash equivalents at beginning of year..............   1,861,000      4,507,000     6,346,000
                                                              ----------   ------------   -----------
Cash and cash equivalents at end of year....................  $4,507,000   $  6,346,000   $16,709,000
                                                              ==========   ============   ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest......................................  $    9,000   $      2,000   $     2,000
Cash paid for income taxes..................................  $       --   $     61,000   $        --
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES
Issuance of subordinated, convertible debt for purchase of
  in-process research and development.......................  $       --   $ 15,000,000   $        --
Preferred shares converted to common shares.................  $  895,000   $    300,000   $   720,000
Subordinated debt converted to common and preferred
  shares....................................................  $2,923,000   $         --   $16,168,000
Minority interest converted to common shares................  $       --   $         --   $   909,000

                            See accompanying notes.

                                  IOMED, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Description of Business

     IOMED, Inc., a Utah corporation (the "Company"), develops, manufactures and commercializes controllable drug delivery systems using iontophoresis technology.

  Discontinued Operations

     On December 31, 1996, the Company sold the assets of its Motion Control Division, which was engaged in the research, development, manufacture and sale of advanced myoelectric prosthetic devices. The results of operations of the Motion Control Division prior to its sale have been classified as discontinued operations in the accompanying consolidated statements of operations.

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Dermion, Inc. ("Dermion"). Dermion was formed in April 1996 to conduct advanced research and development of iontophoretic systems on its own behalf and on behalf of third party clients. All significant intercompany transactions and accounts have been eliminated. Prior to November 1997, Novartis Pharmaceuticals, Inc. owned a 20% interest in Dermion which is reflected as minority interest in the accompanying financial statements.

  Cash Equivalents

     The Company considers all highly-liquid investments with maturities of three months or less, when purchased, to be cash equivalents.

  Concentrations of Credit Risk

     The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents and trade accounts receivable. Cash and cash equivalents are held in federally insured financial institutions or invested in high grade short-term commercial paper issued by major United States corporations. The Company sells its products primarily to, and has trade accounts receivable with, independent durable medical equipment dealers in the United States and abroad. Less than 10% of product sales are to foreign customers. As a general policy, collateral is not required for accounts receivable; however, the Company maintains an allowance for losses based upon expected collections of accounts receivable. Additionally, customers' financial condition and credit worthiness are regularly evaluated and historical losses have not been material. During the periods presented, none of the Company's customers accounted for more than 10% of net product sales. Accordingly, the Company considers concentrations of credit risk with respect to trade accounts receivable to be low.

                                  IOMED, INC.

  Inventories

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventories consisted of the following:

                                                            JUNE 30,
                                                       -------------------
                                                         1997       1998
                                                       --------   --------
Raw materials........................................  $568,000   $687,000
Work-in-progress.....................................    31,000     30,000
Finished goods.......................................   115,000    159,000
                                                       --------   --------
                                                       $714,000   $876,000
                                                       ========   ========

  Equipment and Furniture

     Equipment and furniture are stated at cost. Depreciation and amortization is computed using the straight-line method over estimated useful lives of three to five years. Leasehold improvements are amortized over the term of the lease or the useful life of the improvements, whichever is shorter. Equipment and furniture consisted of the following:

                                                           JUNE 30,
                                                    -----------------------
                                                       1997         1998
                                                    ----------   ----------
Manufacturing equipment...........................  $1,896,000   $2,035,000
Office and research and development equipment.....   1,381,000    1,571,000
Leasehold improvements............................     608,000      825,000
                                                    ----------   ----------
                                                     3,885,000    4,431,000
Less accumulated depreciation and amortization....  (3,500,000)  (3,648,000)
                                                    ----------   ----------
                                                    $  385,000   $  783,000
                                                    ==========   ==========

  Revenue Recognition

     Revenues on product sales are generally recognized upon shipment. Contract research revenue and license fees are recognized as earned.

  Patent Development Costs

     In connection with its research and development efforts, the Company incurs certain costs in the preparation, application, filing, maintenance and defense of patents and trademarks. Where such costs primarily relate to patents and trademarks covering technologies or products which are under development or in the early stages of commercialization, the Company expenses such costs as incurred.

  Stock Options

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options rather than adopting the alternative fair value accounting provided for under FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123). Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying shares on the date of grant, the Company does not recognize any compensation expense.

                                  IOMED, INC.

  Income Taxes

     The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  Earnings (Loss) Per Share

     The Company's net income (loss) per share has been calculated in accordance with SFAS No. 128-Earnings Per Share and accordingly includes a computation of both basic and diluted earnings per share. Earnings (loss) from continuing operations as presented in the statements of operations represents the numerator used in computing earnings per share and the following table sets forth the computation of the weighted average shares used in determining basic and diluted earnings per share:

                                                              1996    1997    1998
                                                              -----   -----   -----
                                                                 (IN THOUSANDS)
Denominator for basic earnings per share -- weighted average
  shares....................................................  3,170   3,109   3,821
Dilutive securities: preferred stock, convertible debt,
  warrants and stock options................................    540      --      --
                                                              -----   -----   -----
Denominator for diluted earnings per share -- adjusted
  weighted average shares and assumed conversions...........  3,710   3,109   3,821
                                                              =====   =====   =====

     At June 30, 1998, the following securities were outstanding but were not included in the computation of diluted earnings per share due to their anti-dilutive effect: options to purchase 331,337 common shares at a weighted average exercise price of $4.96 per share; warrants to purchase 339,792 common shares at a weighted average price of $13.70 per share; and 893,801 convertible Series D preferred shares convertible on a share-for-share basis into common shares.

  Estimates

     Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

  Reclassifications

     Certain reclassifications have been made to prior year balances to conform to the financial statement presentation included herein.

 2. PURCHASE OF IN-PROCESS RESEARCH AND DEVELOPMENT

     In March 1997, the Company entered into agreements with Elan Corporation, plc ("Elan"), an international developer of advanced drug delivery systems, to obtain an exclusive, worldwide license for the commercial development of certain of Elan's in-process research and development in the field of iontophoretic drug delivery, including both issued and pending patents, know-how and clinical data. Pursuant to the agreements, the Company paid Elan a one time fee of $15,000,000, issued warrants to purchase up to 104,167 common shares at a price of $21.60 per share and agreed to pay Elan certain royalties on net revenues derived

                                  IOMED, INC.

from sales of its iontophoretic drug delivery products. Payment of the fee was funded by the issuance of two subordinated convertible notes to Elan in an aggregate principal amount of $15,000,000 (the "Elan Notes").

 3. NON-RECURRING CHARGES

     The intended clinical applications, as well as alternative future applications, of the technologies purchased from Elan (see Note 2) are in the early stages of research, design and clinical development, subject to numerous technological, regulatory, and commercial risks and, therefore, represent in-process research and development. Accordingly, during fiscal 1997, the Company recorded a non-recurring charge of $15,059,000 reflecting the write-off of the in-process research and development purchased, including the fee paid and related transaction costs.

     During fiscal 1996, a suit was filed against the Company by a competitor alleging, among other things, that a recently introduced product of the Company infringed upon the competitor's trade dress. In February 1996, a federal court granted the plaintiff's request for a preliminary injunction. Thereupon, the Company entered into a settlement agreement with the plaintiffs. The total costs incurred in connection with the suit were approximately $430,000, which amount includes legal fees, court costs and damages paid to the plaintiff, legal fees incurred by the Company and inventory rework costs. The settlement agreement has not had any material impact on the Company's ability to manufacture and sell its products, including the product which gave rise to the litigation.

 4. DISCONTINUED OPERATIONS

     In December 1996, the Company sold the assets of its Motion Control Division, which was engaged in the research, development, manufacture and sale of myoelectric prosthetic devices. In addition, the Company granted a worldwide, exclusive license to certain patent rights covering the products manufactured by the division to the purchaser. Proceeds from the sale, which closed in January 1997, were $1,000,000. No significant gain or loss was recognized on the sale. Additionally, the Company is entitled to receive royalties on future product sales of the purchaser. The results of operations of the Motion Control Division prior to its sale have been classified as discontinued operations in the accompanying statements of operations. No interest expense has been allocated to discontinued operations and income taxes have been allocated based upon statutory rates. A summary of the results of discontinued operations is as follows:

                                          FISCAL YEARS ENDED JUNE 30,
                                        --------------------------------
                                           1996        1997       1998
                                        ----------   --------   --------
Net product sales.....................  $2,186,000   $957,000         --
Income taxes..........................     120,000     26,000         --
Income from discontinued operations...     201,000     44,000         --

 5. INVESTMENTS IN MARKETABLE DEBT SECURITIES

     Debt securities are classified as held-to-maturity when the Company has the intent and ability to hold the security to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity, which approximates quoted fair market values. Such amortization as well as interest earned is included in interest income. As of June 30, 1997 and 1998, all investments were classified as held-to-maturity and consisted primarily of United States corporate securities totaling $4,635,000 and $16,502,000, respectively, and are included with cash and cash equivalents.

                                  IOMED, INC.

 6. ACCRUED LIABILITIES

     Accrued liabilities consisted of the following:

                                                            JUNE 30,
                                                       -------------------
                                                         1997       1998
                                                       --------   --------
Payroll and related benefits.........................  $436,000   $371,000
Professional fees....................................   126,000    134,000
Warranty.............................................    10,000     10,000
Other................................................   372,000    142,000
                                                       --------   --------
                                                       $944,000   $657,000
                                                       ========   ========

 7. SUBORDINATED, CONVERTIBLE DEBT

     In connection with the purchase of in-process research and development from Elan (see Note 2), the Company issued the Elan Notes, an A Note and a B Note, each bearing interest at 9.5%, in the amount of $10,000,000 and $5,000,000, respectively. On April 28, 1998, concurrent with the closing of the initial public offering of the Company's common shares, the Elan Notes, including accrued interest thereon, were converted at $7.50 per share into an aggregate of 1,206,391 common shares and 893,801 Series D preferred shares of the Company.

     In June 1993, the Company entered into a research and development agreement with Laboratoires Fournier, a French pharmaceutical company ("Fournier") to collaborate in the joint development and commercialization of certain drug delivery systems. In connection with this transaction, in July 1993, the Company borrowed $3,000,000 ($2,923,000, net of debt issuance costs) from Fournier pursuant to a subordinated, convertible note. In March 1996, the companies reached a mutual agreement to terminate their collaborative development efforts. Among other things, the agreement provided for the conversion of the $3,000,000 subordinated, convertible note into 337,838 common shares. Pursuant to anti-dilution provisions in the agreement, the Company issued an additional 29,697 shares to Fournier in connection with the closing of the initial public offering of the Company's common shares.

 8. COMMITMENTS

  Operating Leases

     The Company leases space and certain equipment under noncancellable operating lease agreements that expire at various dates through June 2002. Rental expense for such leases was $227,000, $218,000 and $239,000 for the years ended June 30, 1996, 1997 and 1998, respectively. It is generally expected that, in the normal course of business, operating leases that expire will be renewed or replaced by other leases with similar terms. Future minimum lease payments under noncancellable operating leases at June 30, 1998 were $388,000. These obligations mature as follows: fiscal 1999 -- $247,000; fiscal 2000 and thereafter $141,000.

  Long-Term Obligations

     The Company has acquired various equipment and furniture under capital lease agreements. The capitalized cost of such equipment is $240,000 and accumulated amortization was $22,000 at June 30, 1998.

                                  IOMED, INC.

     Future minimum payments under capital leases consisted of the following at June 30, 1998:

YEAR ENDING JUNE 30:
  1999......................................................  $ 70,000
  2000......................................................    72,000
  2001......................................................    72,000
  2002......................................................    67,000
  2003......................................................     3,000
                                                              --------
Total minimum lease payments................................   284,000
Amounts representing interest...............................    47,000
                                                              --------
Present value of net minimum lease payments.................   237,000
Less current portion of capital lease obligations...........    50,000
                                                              --------
Noncurrent portion of capital lease obligations.............  $187,000
                                                              ========

  Royalty Agreements

     The Company is the licensee under royalty agreements which provide for the payment of royalties to the licensor based upon net sales of the products under royalty. Royalty expense in each of the three years in the period ended June 30, 1998 was not material.

 9. SHAREHOLDERS' EQUITY

  Reverse Stock Split

     On November 7, 1997, pursuant to a vote of the shareholders, the Company effected a one for 4.8 reverse share split for each common and preferred share then outstanding and amended and restated its Articles of Incorporation and Corporate Bylaws. Among other things, these amendments changed the par value of the Company's common shares from $0.001 per share to no par value common shares; increased the number of authorized common shares from 40,000,000 shares to 100,000,000 shares; and increased the number of authorized preferred shares from 4,215,618 shares to 10,000,000 shares. For comparative purposes, all share amounts in the accompanying financial statements and related footnotes have been retroactively restated to reflect the effects of the reverse stock split and the increases in the authorized shares of the Company's common and preferred shares.

  Initial Public Offering

     During fiscal 1998, the Company consummated an initial registered public offering pursuant to which the Company issued 1,850,000 common shares and raised approximately $11,445,000, net of underwriters' discounts and estimated expenses.

     In other transactions related to the initial public offering, (i) the Company granted warrants to purchase 170,000 common shares to the underwriters, exercisable after April 23, 1999, at an initial exercise price of $9.38 per share; (ii) Elan converted the amounts outstanding under the Elan Notes, including accrued interest thereon, into 1,206,391 common shares and 893,901 shares of newly created Series D preferred shares, at the initial public offering price of $7.50 per share; (iii) the 28,800 Series C preferred shares of the Company which were outstanding immediately prior to the offering were automatically converted, on a share for share basis, into common shares; and
(iv) the Company issued an additional 29,697 common shares to Laboratoires Fournier, pursuant to the anti-dilution provisions of a prior stock purchase agreement between the companies.

                                  IOMED, INC.

  Redeemable, Convertible Preferred Shares

     In connection with a reorganization of the Company in fiscal 1988, the Company issued 878,254 shares of $.001 par value redeemable convertible preferred shares in three series; Series A, Series B and Series C. Pursuant to the terms of such preferred shares, the 14,000 Series A shares were redeemed in five equal annual installments beginning in July 1992 through July 1996 for an aggregate redemption price of $350,000 and the Series B shares (828,254 shares with a carrying value of $1,500,000) were converted prior to July 15, 1996 into common shares on a share for share basis at the equivalent of $1.81 per share.

     The Series C preferred shares were comprised of 36,000 shares with an aggregate redemption value of $900,000. Pursuant to mandatory redemption requirements, 7,200 Series C preferred shares were redeemed in July 1997 for an aggregate redemption price of $180,000. The remaining 28,800 Series C preferred shares were subject to mandatory conversion, on a share-for-share basis, into common shares upon the closing of the initial public offering of the Company.

  Series D Convertible Preferred Shares

     In April 1998, the Company issued 893,801 Series D preferred shares to Elan in connection with the conversion of the Elan Notes. The Series D preferred shares are convertible at the option of the holder into common shares, on a share-for-share basis, subject to adjustment for certain corporate transactions. Further, the Series D preferred shares are non-voting and have no dividend, liquidation or similar preferences over common shares but are entitled to a pro rata share of any such distribution as if the Series D preferred shares had been converted into common shares.

  Warrants

     The Company has issued five warrants which entitle the holders thereof to acquire common shares of the Company. In April 1998, the Company issued a warrant to Everen Securities to acquire up to 170,000 shares for an initial exercise price of $9.38 per share. In November 1997, the Company issued a warrant to Novartis Pharmaceuticals Corporation to acquire up to 18,750 shares for an exercise price of $21.60 per share. In March 1997, the Company issued a warrant to Elan to acquire up to 104,167 shares for an exercise price of $21.60 per share. In December 1996, the Company issued a warrant to the Alliance of Children's Hospitals, Inc. to acquire up to 44,792 shares for an exercise price of $8.88 per share. In June 1995, the Company issued a warrant to the Silicon Valley Bank to acquire up to 2,083 shares for an exercise price of $4.80 per share. The warrants expire in April 2003, November 2002, April 2002, December 2003, and June 2002, respectively.

                                  IOMED, INC.

  Stock Options

     The Company has adopted and approved two incentive compensation plans. The Company's 1988 Stock Option Plan was approved by the shareholders in November 1988 and Company's 1997 Share Incentive Plan was approved by the shareholders in November 1997. The 1988 Stock Option Plan expires in August 1998 and no further grants were made under the Plan following the adoption of the 1997 Share Incentive Plan. Options remaining available for grant under the plans as of the beginning and end of the current fiscal year were 54,911 and 308,400, respectively. A summary of the activity under the Plans during each of the three years ended June 30, 1996, 1997 and 1998 is as follows:

                                               OUTSTANDING STOCK OPTIONS
                                               --------------------------      WEIGHTED-
                                               NUMBER OF        PRICE           AVERAGE
                                                 SHARES       PER SHARE      EXERCISE PRICE
                                               ----------    ------------    --------------
Balance at June 30, 1995...................     293,620      $0.38-$4.80         $3.41
  Options granted..........................      84,271      $4.80-$6.72         $6.20
  Options exercised........................     (44,078)     $0.38-$4.80         $0.48
  Options canceled.........................      (5,203)     $0.72-$4.80         $4.38
                                                -------      -----------         -----
Balance at June 30, 1996...................     328,610      $0.38-$6.72         $4.51
  Options granted..........................      15,417         $6.72            $6.72
  Options exercised........................      (5,519)     $0.72-$4.80         $1.01
  Options canceled.........................      (8,127)     $2.16-$4.80         $4.18
                                                -------      -----------         -----
Balance at June 30, 1997...................     330,381      $0.38-$6.72         $4.70
  Options granted..........................      15,758      $8.88-$9.00         $8.91
  Options exercised........................     (11,786)     $0.38-$8.88         $2.09
  Options canceled.........................      (3,016)     $4.80-$8.88         $6.58
                                                -------      -----------         -----
Balance at June 30, 1998...................     331,337      $0.72-$9.00         $4.96
                                                =======      ===========         =====

     The weighted average fair value of options granted in the years ended June 30, 1996, 1997 and 1998 were $1.97, $2.11 and $1.24, respectively. Additional information regarding the options outstanding at June 30, 1998 follows:

               OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
--------------------------------------------------   ----------------------
                             WEIGHTED
                              AVERAGE     WEIGHTED                 WEIGHTED
 RANGE OF                    REMAINING    AVERAGE                  AVERAGE
 EXERCISE       NUMBER      CONTRACTUAL   EXERCISE     NUMBER      EXERCISE
  PRICES      OUTSTANDING      LIFE        PRICE     EXERCISABLE    PRICE
 --------     -----------   -----------   --------   -----------   --------
   $0.72         12,807     1.40 years     $0.72        12,807      $0.72
   $2.16         27,062     2.77 years     $2.16        27,062      $2.16
$3.60-$4.80     201,894     5.31 years     $4.67       185,610      $4.65
$6.72-$9.00      89,574     8.24 years     $7.10        33,046      $7.10
-----------     -------     ----------     -----       -------      -----
$0.72-$9.00     331,337     5.74 years     $4.96       258,525      $4.51
===========     =======     ==========     =====       =======      =====

     Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method. The effect on the Company's pro forma results for each of the fiscal years 1996, 1997 and 1998 was not material (less than $0.01 per share).

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period and was estimated at the date of grant using a Minimum Value option pricing model

                                  IOMED, INC.

based on the following assumptions for fiscal years ended June 30, 1996, 1997 and 1998, respectively: risk-free interest rates of 6.4%, 6.3% and 5.7%; dividend yield of zero; volatility factors of the expected market price of the Company's common stock of zero; and a weighted-average expected life of the option of 6 years. Because the effect of SFAS 123 is prospective, the current effect on pro forma net income (loss) may not be representative of such compensation expense in future years.

10. RESEARCH & DEVELOPMENT

     In July 1995, the Company entered into a research and development agreement with Novartis Pharmaceuticals ("Novartis"), a Swiss pharmaceutical company, to evaluate the feasibility of delivering certain Novartis compounds using the Company's iontophoretic drug delivery technologies. Research funding payments and license fees paid pursuant to the agreement with Novartis totaled $2,409,000, $1,750,000 and $1,640,000, respectively, in fiscal years ended June 30, 1996, 1997 and 1998. As of June 30, 1997 and 1998, the Company had
receivables, in the amount of $301,000 and $360,000, respectively, due from Novartis, for research services rendered, which is included in accounts receivable in the accompanying balance sheet.

     The term of the research and development agreement ends on December 31, 1998, and Novartis has informed the Company that it does not intend to renew the agreement beyond that date. Dermion is currently devoting the majority of its research and development capabilities to the development of these systems for Novartis and will continue to do so through the term of the agreement.

     In March 1996, in connection with the research and development agreement, the Company formed Dermion, a wholly-owned subsidiary established to conduct advanced iontophoretic drug delivery systems development. The Company contributed cash, fixed assets and non-exclusive licenses to certain technology, valued at a historical cost of approximately $1,300,000 to Dermion, in exchange for common shares. Concurrently, Novartis acquired a 20% equity interest in Dermion for $1,000,000 in cash. Effective November 1, 1997, the Company entered into an Exchange Agreement with Novartis. Among other things, the Exchange Agreement provided for the exchange of Novartis' 20% minority interest in Dermion, the Company's research and development subsidiary, for 238,541 common shares of the Company and warrants to purchase, under certain conditions, through November 1, 2002 an additional 18,750 common shares at an exercise price equal to $21.60 per share, making Dermion a wholly owned subsidiary of IOMED, Inc.

11. EMPLOYEE BENEFIT PLAN

     The Company has established a 401(k) savings plan for its full-time employees. The Company makes a matching contribution based on a percentage of the contributions of participating employees. The Company contributed approximately $24,000, $19,000 and $21,000 over the years ended June 30, 1996, 1997 and 1998, respectively.

12. INCOME TAXES

     Deferred taxes result from differences in the carrying value of various assets and liabilities between income tax reporting and financial reporting purposes. These differences arise from differing depreciation methods, and other reserves that are deductible in different periods for tax and financial reporting purposes.

                                  IOMED, INC.

     The approximate tax effect of temporary differences, net operating loss carryforwards and tax credit carryforwards as of June 30, 1997 and 1998 is as follows:

                                                   1997           1998
                                                -----------    -----------
Deferred tax assets:
  Net operating loss carryforwards..........    $ 1,515,000    $ 2,312,000
  Book in excess of tax depreciation........        264,000        210,000
  Book in excess of tax amortization........      5,502,000      5,134,000
  Tax credit carryforwards..................        577,000        520,000
  Reserves..................................        265,000        261,000
  Other.....................................             --             --
                                                -----------    -----------
Total deferred tax assets...................      8,123,000      8,437,000
Valuation allowance.........................     (8,123,000)    (8,437,000)
                                                -----------    -----------
Net deferred tax assets.....................    $        --    $        --
                                                ===========    ===========

     There were no significant deferred tax liabilities in 1997 or 1998. The valuation allowance increased by $314,000 during the fiscal year.

     There were no net deferred income tax provisions in any of the years presented. Significant components of the provision for income taxes attributable to continuing operations are as follows:

                                                1996       1997      1998
                                              --------    ------    ------
Current:
  Federal.................................    $(72,000)   $5,000    $   --
  State...................................      (7,000)       --        --
                                              --------    ------    ------
Total current provision...................    $(79,000)   $5,000    $   --
                                              ========    ======    ======

     The reconciliation of income taxes at the statutory United States federal income tax rate and the Company's effective income tax rate attributable to continuing operations is as follows:

                                                 1996      1997      1998
                                                ------    ------    ------
United States statutory rate (percentage)...      34.0%    (34.0)%   (34.0)%
State tax, net of federal tax benefit.......       3.3%     (3.3)%    (3.3)%
Non-deductible interest and other
  expenses..................................       0.3%      0.2%     15.3%
Credits.....................................      (1.7)%    (0.4)%      --%
Effect of NOL carryforward and valuation
  allowance.................................     (42.0)%    37.3%     22.2%
Other.......................................       0.6%      0.2%     (0.2)%
                                                ------    ------    ------
Effective income tax rate (percentage)......      (5.5)%      --%       --%
                                                ======    ======    ======

     As of June 30, 1998, the Company had approximately $6,284,000 in federal and state net operating loss carryforwards, and $488,000 in federal tax credit carryforwards, that expire from 2001 through 2012. Utilization of the Company's net operating loss and credit carryforwards is limited to the future taxable income of the Company. Under the "change of ownership" provisions of the Internal Revenue Code, utilization of these net operating loss and credit carryforwards may be subject to substantial annual limitation.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The information required by this item is included under "Election of Directors," "The Board of Directors and Committees," and "Executive Officers" in the Company's Proxy Statement to be filed in connection with its Annual Meeting of Shareholders, to be held on November 20, 1998, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is included under "Compensation of Directors and Executive Officers" in the Company's Proxy Statement to be filed in connection with its Annual Meeting of Shareholders, to be held on November 20, 1998, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is included under "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement to be filed in connection with its Annual Meeting of Shareholders, to be held on November 20, 1998, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is included under "Certain Relationships and Related Transactions" in the Company's Proxy Statement to be filed in connection with its Annual Meeting of Shareholders, to be held on November 20, 1998, and is incorporated herein by reference.

                                    PART IV

ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

     The consolidated financial statements of the Company and its subsidiary are included elsewhere in this Report.

FINANCIAL STATEMENT SCHEDULES

     No schedules are required in connection with the filing of this Report as amounts are either immaterial or are otherwise disclosed in the financial statements.

EXHIBITS

     NUMBER                           DESCRIPTION
     ------                           -----------
     3.1**    Amended and Restated Articles of Incorporation of the
              Company
     3.2*     Amended and Restated Bylaws of the Company
     4.1*     Reference is made to Exhibit 3.1
     4.2*     Specimen of Common Share Certificate
    10.1*     Lease between the Company and Hayter Properties, Inc., dated
              September 1, 1997
    10.2*     License Agreement between the Company and Elan International
              Services, Ltd., dated April 14, 1997
    10.3*     License Agreement between the Company and Drug Delivery
              Systems, Inc., dated April 14, 1997
    10.4*     Promissory Note issued by the Company to Elan International
              Management, Ltd., in the principal amount of $10,000,000,
              dated April 14, 1997
    10.5*     Promissory Note issued by the Company to Elan International
              Management, Ltd., in the principal amount of $5,000,000,
              dated April 14, 1997
    10.6*     Note Purchase and Warrant Agreement among the Company, Elan
              International Services, Ltd. And Elan International
              Management, Ltd. dated April 14, 1997
    10.7*     Warrant issued to Elan International Services, Ltd., dated
              April 14, 1997
    10.8*     Registration Rights Agreement between the Company and Elan
              International Services, Ltd., dated April 14, 1997
    10.9*     Asset Acquisition Agreement between the Company and
              Fillauer, Inc., dated December 27, 1996
    10.10*    License Agreement between the Company and Fillauer, Inc.,
              dated December 26, 1996
    10.11*    Warrant issued to Alliance of Children's Hospitals, Inc.,
              dated December 1, 1996
    10.12*    Stock Purchase Agreement between the Company and Child
              Health Investment Corporation, dated November 29, 1996
    10.13*    Manufacturing Agreement between the Company and KWM
              Electronics Corporation, dated November 1, 1996
    10.14*    Contribution Agreement between the Company and Dermion,
              Inc., dated March 29, 1996
    10.15*    Patent License Agreement between the Company and Dermion,
              Inc., dated March 29, 1996
    10.16*    Research and Development Agreement among the Company,
              Dermion, Inc. and Ciba-Geigy Corporation, dated March 29,
              1996
    10.17*    Stock Purchase Agreement among the Company, Dermion, Inc.
              and Ciba-Geigy Corporation, dated March 29, 1996
    10.18*    Stockholders' Agreement among the Company, Dermion, Inc. and
              Ciba-Geigy Corporation, dated March 29, 1996
    10.19*    Agreement between the Company and Laboratoires Fournier
              S.C.A., dated February 20, 1996
    10.20*    Agreement between the Company and ALZA Corporation, dated
              July 28, 1993
    10.21*    Supply Agreement between the Company and Abbot Laboratories,
              Inc., dated April 27, 1993
    10.22*    Stock Purchase Agreement between the Company and The CIT
              Group/Venture Capital, Inc., dated March 8, 1993
    10.23*    Stock Purchase Agreement between the Company and certain
              investors, dated February 19, 1993
    10.24*    License Agreement between the Company and the University of
              Utah Research Foundation, dated October 1, 1992
    10.25*    Warrant issued to Silicon Valley Bank, dated June 25, 1992
    10.26*    Company 1997 Share Incentive Plan
    10.27*    Preferred Stock Purchase Agreement between the Company,
              Newtek Ventures, MBW Venture Partners, Michigan Investment
              Fund, Utah Ventures, Cordis Corporation, Ian R.N. Bund,
              James R. Weersing and Robert J. Harrington, dated August 4,
              1987

     NUMBER                           DESCRIPTION
     ------                           -----------
    10.28*    Exchange Agreement among the Company, Novartis
              Pharmaceuticals Corporation and Dermion, Inc., dated
              November 1, 1997
    10.29*    Warrant to Purchase Shares of Common Stock in favor of
              Novartis Pharmaceuticals Corporation, dated November 1, 1997
    10.30*    First Amendment of Research & Development Agreement among
              the Company, Novartis Pharmaceuticals Corporation and
              Dermion, Inc. dated November 1, 1997
    10.31*    Supply Agreement between the Company and Luitpold
              Pharmaceuticals, Inc./American Regent Laboratories, Inc.
              dated December 4, 1994
    11.1***   Statement re computation of earnings per share
    21.1*     Schedule of Subsidiaries
    27.1**    Financial Data Schedule

---------------
* Filed as an exhibit to the Registration Statement on Form S-1, filed by the Company on April 23, 1998.

**  Filed herewith.

*** Information included in consolidated financial statements.

REPORTS ON FORM 8-K

     On July 2, 1998, the Company filed a report on Form 8-K with regard to the decision by Novartis Pharmaceuticals Corporation not to renew the collaborative research and development agreement between the Company, Dermion, Inc., the Company's wholly owned subsidiary, and Novartis beyond its scheduled December 31, 1998, expiration date.

                               INDEX TO EXHIBITS

NUMBER                          DESCRIPTION                           PAGE
------                          -----------                           ----
  3.1   Amended and Restated Articles of Incorporation dated April     59
        28, 1998....................................................
 27.1   Financial Data Schedule.....................................   64

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          IOMED, INC.

                                          By: /s/ JAMES R. WEERSING

                                            ------------------------------------
                                            James R. Weersing
Date: September 28, 1998                      Chairman

                                          By: /s/ ROBERT J. LOLLINI

                                            ------------------------------------
                                            Robert J. Lollini
                                            Vice President, Finance and
Date: September 28, 1998                    Chief Financial Officer

                                   SIGNATURES

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                  SIGNATURE                    CAPACITY         DATE
                  ---------                    --------         ----
            /s/ JAMES R. WEERSING              Chairman  September 28, 1998
---------------------------------------------
              James R. Weersing

           /s/ JOHN W. FARA, PH.D.             Director  September 28, 1998
---------------------------------------------
             John W. Fara, Ph.D.

            /s/ STEVEN P. SIDWELL              Director  September 28, 1998
---------------------------------------------
              Steven P. Sidwell

             /s/ PETER J. WARDLE               Director  September 28, 1998
---------------------------------------------
               Peter J. Wardle

               /s/ WARREN WOOD                 Director  September 28, 1998
---------------------------------------------
                 Warren Wood