Form 10-Q
period 1998-09-30
IOMED INC
filed 1998-11-13
CIK 1041652

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1998

                                       or

[ ]  TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ______________ to _________________

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


        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of OCTOBER 31, 1998:

       CLASSES OF COMMON STOCK                    NUMBER OF SHARES OUTSTANDING
      --------------------------                  ----------------------------
      Common Stock, no par value                            6,499,518

                                   IOMED, INC.

                                  ------------

                               INDEX TO FORM 10-Q



                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)                                      Page
                                                                              ----
        Condensed Consolidated Balance Sheets --
        September 30, 1998 and June 30, 1998                                    3

        Condensed Consolidated Statements of Operations --
        Three months ended September 30, 1998 and 1997                          4

        Condensed Consolidated Statements of Cash Flows --
        Three months ended September 30, 1998 and 1997                          5

        Notes to Condensed Consolidated Financial Statements                    6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                           8

Item 3. Quantitative and Qualitative Disclosure about Market Risk
        Not applicable


                           PART II - OTHER INFORMATION


Item 5. Other Information                                                      11

Item 6. Exhibits and Reports on Form 8-K                                       11

                                  Page 2 of 13

                                   IOMED, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                               SEPTEMBER 30,        JUNE 30,
                                                                  1998               1998
                                                               -------------     -------------
Current assets:                                                 (unaudited)
    Cash and cash equivalents                                   $ 16,261,000       $ 16,709,000
    Accounts receivable                                            1,412,000          1,570,000
    Inventories                                                    1,076,000            876,000
    Prepaid expenses                                                  52,000             53,000
                                                                ------------       ------------
        Total current assets                                      18,801,000         19,208,000

Equipment and furniture, net                                         756,000            783,000
Other assets                                                         201,000            210,000
                                                                ------------       ------------

        TOTAL ASSETS                                            $ 19,758,000       $ 20,201,000
                                                                ============       ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Trade accounts payable                                      $    323,000       $    626,000
    Accrued liabilities                                              514,000            687,000
    Current portion of long-term obligations                          53,000             50,000
                                                                ------------       ------------
        Total current liabilities                                    890,000          1,363,000

Long-term obligations                                                171,000            187,000

Commitments                                                               --                 --

Shareholders' equity:
    Common shares                                                 34,408,000         34,408,000
    Convertible preferred shares                                   6,881,000          6,881,000
    Accumulated deficit                                          (22,592,000)       (22,638,000)
                                                                ------------       ------------
        Total shareholders' equity                                18,697,000         18,651,000
                                                                ------------       ------------

        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $ 19,758,000       $ 20,201,000
                                                                ============       ============



                             See accompanying notes.

                                   IOMED, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    Three Months Ended
                                                                        September 30,
                                                              --------------------------------
                                                                  1998               1997
                                                              ------------       -------------
                                                                        (unaudited)
Revenues:
    Product sales                                              $ 2,155,000       $ 1,997,000
    Contract research revenue, royalties and license fees          428,000           503,000
                                                               -----------       -----------
        Total revenues                                           2,583,000         2,500,000

Operating costs and expenses:
    Cost of products sold                                          986,000           893,000
    Research and development                                       376,000           375,000
    Selling, general and administrative                          1,397,000         1,061,000
                                                               -----------       -----------
        Total costs and expenses                                 2,759,000         2,329,000
                                                               -----------       -----------

Income (loss) from operations                                     (176,000)          171,000

Interest expense                                                     6,000           287,000
Interest income                                                    228,000            80,000
                                                               -----------       -----------

Net income (loss)                                              $    46,000       $   (36,000)
                                                               ===========       ===========
BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE               $      0.01       $     (0.01)
                                                               ===========       ===========

                             See accompanying notes.

                                   IOMED, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   THREE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                1998              1997
                                                             -----------       ------------
                                                                      (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                           $     46,000       $    (36,000)
Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                102,000             57,000
    Non-cash interest expense                                         --            287,000
    Other non-cash charges                                            --             11,000
    Changes in assets and liabilities:
        Accounts receivable                                      158,000           (102,000)
        Inventories                                             (200,000)            (5,000)
        Prepaid expenses and other assets                          1,000           (131,000)
        Trade accounts payable                                  (303,000)            43,000
        Other current liabilities                               (170,000)          (318,000)
                                                            ------------       ------------
Net cash provided by (used in) operating activities             (366,000)          (194,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and furniture                             (69,000)           (60,000)
                                                            ------------       ------------
Net cash provided by (used in) investing activities              (69,000)           (60,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options                               --                 --
Payments on long-term obligations                                (13,000)            (2,000)
Redemptions of redeemable preferred stock                             --           (180,000)
Other                                                                 --                 --
                                                            ------------       ------------
Net cash provided by (used in) financing activities              (13,000)          (182,000)

Net increase (decrease) in cash and cash equivalents            (448,000)          (436,000)

Cash and cash equivalents at beginning of period              16,709,000          6,346,000
                                                            ------------       ------------

Cash and cash equivalents at end of period                  $ 16,261,000       $  5,910,000
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

        Basis of Presentation

               In the opinion of management, the accompanying condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 1998, and the results of its operations and cash flows for the interim periods ended September 30, 1998, and 1997. The operating results for the interim periods are not necessarily indicative of the results for a full year. Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended June 30, 1998, included in the Company's Annual Report on Form 10-K, dated September 28, 1998.

        Earnings (Loss) Per Share

               For all periods presented, basic and diluted earnings per share are computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128-Earnings per Share.

               Net income (loss) as presented in the condensed consolidated statements of operations represents the numerator used in computing both basic and diluted earnings per share and the following table sets forth the computation of the weighted average shares representing the denominator used in determining basic and diluted earnings per share:

                                                                       1998        1997
                                                                      ------      ------
                                                                        (IN THOUSANDS)
         Denominator for basic earnings per share -- weighted
            average shares outstanding                                 6,500       3,134
         Dilutive securities: preferred stock and certain stock
            options                                                      928          --
                                                                       -----       -----
          Denominator for diluted earnings per share -- adjusted
            weighted average shares outstanding and assumed
            conversions                                                7,428       3,134
                                                                       =====       =====

               At September 30, 1998, the following securities were outstanding but were not included in the computation of diluted earnings per share due to their anti-dilutive effect: options to purchase 280,270 common shares at a weighted average exercise price of $5.04 per share; and warrants to purchase 339,792 common shares at a weighted average price of $13.70 per share. Due to their anti-dilutive effect, no dilutive securities were included in the computation of diluted earnings per share for the three month period ended September 30, 1997.

        Reverse Stock Split

               On November 7, 1997, pursuant to a vote of the shareholders, the Company effected a one for 4.8 reverse share split for each common and preferred share then outstanding. For comparative purposes, all share amounts in the accompanying financial statements and related footnotes have been retroactively restated to reflect the effects of the reverse stock split.

        Reclassifications

               Certain reclassifications have been made to the prior year's financial statements to conform to the financial statement presentation included herein.

2.      INVENTORIES

               Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventories consisted of the following at September 30, 1998, and June 30, 1998:

                                                    SEPTEMBER 30,      JUNE 30,
                                                        1998             1998
                                                    ------------    -------------
                Raw materials ......................$    873,000    $     687,000

                Work-in-progress ...................      10,000           30,000

                Finished goods .....................     193,000          159,000
                                                    ------------    -------------
                                                    $  1,076,000    $     876,000
                                                    ============    =============

3.      RESEARCH AND DEVELOPMENT

               In July 1995, the Company entered into various research and development agreements (the "R&D Agreements") with Ciba-Geigy Corporation ("Ciba") to evaluate the feasibility of delivering a number of Ciba compounds utilizing the Company's iontophoretic drug delivery technologies. In 1997, Ciba was merged with Sandoz Corporation to form Novartis Pharma A.G. ("Novartis").

               Although the Company met all of the essential development objectives under the R&D Agreements, in July 1998, Novartis advised the Company that it would not renew the R&D Agreements beyond the scheduled December 31, 1998, expiration date. The Company is currently devoting the majority of its research and development capabilities to the development of systems for Novartis and will continue to do so through the term of the agreement. Novartis will also continue to fund research through the remainder of the term.

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

               Following the expiration of the R&D Agreements, Novartis' rights to exclusivity in those fields covered by the agreements will terminate, and IOMED will be free to apply the technologies it developed for Novartis to any available drug candidates, either independently or on behalf of other parties. The Company believes the application of these technologies may shorten the Company's future product development cycles.



                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes thereto included elsewhere in this Report. The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties. The Company's actual results of operations could differ significantly from those anticipated in such forward-looking statements as a result of numerous factors including those discussed herein. Additional risks and uncertainties are described in the Company's most recent Annual Report on Form 10-K for its fiscal year ended June 30, 1998. This discussion should be read in conjunction with such report, copies of which are available upon request.

OVERVIEW

        The Company develops, manufactures and commercializes controllable drug delivery systems using iontophoretic technology. The majority of the Company's revenues have been generated through the sale of its iontophoretic drug delivery products in the physical therapy market for use in the delivery of dexamethasone and contract research revenues from the Company's collaboration with Novartis. The Company recently introduced its local dermal anesthesia products into the market place and, to date, has not realized significant revenue from the sales of such products. Since its inception, the Company has generally incurred operating losses and may incur additional operating losses over the next several years as a result of anticipated costs associated with increases in internally funded research, development and clinical trial activities relating to new applications for its iontophoretic drug delivery technologies. As of September 30, 1998, the Company's accumulated deficit was approximately $22.6 million. The Company's ability to achieve and sustain profitability will depend on its ability to achieve market acceptance and successfully expand sales of its existing products; successfully complete the development of, receive regulatory approvals for, and successfully manufacture and market its products under development; as well as successfully negotiate and enter into agreements with collaborative partners, licensors, licensees and other parties for the development, clinical testing, manufacture, marketing or sale of certain of its products or products in development, as to which there can be no assurance.

        The Company's results of operations may vary significantly from quarter to quarter and depend, among other factors, on the signing of new product development agreements, the timing of contract research revenues and milestone payments made by collaborative partners, the progress of clinical trials, product sales levels and costs associated with manufacturing processes. The timing of the Company's research and development revenues may not match the timing of the associated expenses. The amount of revenue in any given period is not necessarily indicative of future revenue.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

        Revenues. Product sales increased 8% to $2.2 million in the three months ended September 30, 1998, from $2.0 million in the three months ended September 30, 1997. The increase can be attributed primarily to higher sales of the Company's iontophoretic drug delivery products for the treatment of local inflammatory conditions resulting from continued overall growth in this market.

        Contract research revenues, royalties and license fees decreased 15% to $428,000 in the three months ended September 30, 1998, from $503,000 in the three months ended September 30, 1997. This decrease is attributable to the decline in the Company's research revenues received from Novartis as the Company enters the final phase of this collaborative development program.

        Costs of Products Sold. Costs of products sold increased 10% to $986,000 in the three months ended September 30, 1998, from $893,000 in the three months ended September 30, 1997, reflecting increased material and labor costs associated with higher unit sales volumes, as well as certain non-recurring engineering and tooling costs.

        Research and Development Expense. Research and development expenditures of $376,000 for the three months ended September 30, 1998, were unchanged from the $375,000 reported for the three months ended September 30, 1997. Expenditures in the current period included a higher proportion of expenditures on internally funded projects.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 32%, to $1,397,000 in the three months ended September 30, 1998, from $1,061,000 in the three months ended September 30, 1997. The increase in the current period can be attributed primarily to one-time costs associated with the restructuring of the Company's field sales force and increased marketing and promotional expenses. In addition, the Company realized increased costs associated with legal, professional and related services in connection with investor relations and SEC compliance.

        Other Costs and Expenses. Interest expense decreased to $6,000 in the three months ended September 30, 1998. This decrease can be attributed to lower interest expense resulting from the repayment of the Company's indebtedness to Elan in transactions related to the initial public offering of its common shares in April 1998. Interest income and other miscellaneous income was $228,000 in the three months ended September 30, 1998, compared to $80,000 in the three months ended September 30, 1997, reflecting interest earnings on the investment of the proceeds from the initial public offering during the current period.

        The Company has substantial net operating loss carryforwards which, under the current "change of ownership" rules of the Internal Revenue Code of 1986, as amended, may be subject to substantial annual limitation. No income tax expense was recognized for the three months ended September 30, 1998, which reflects management's estimate of the Company's fiscal 1999 tax position. In addition, no income tax benefit was recognized on the Company's pre-tax loss for the three months ended September 30, 1997.

        Net income (loss). The Company recognized net income of $46,000 or $0.01 per share during the three months ended September 30, 1998, compared to a net loss of $36,000 or $0.01 per share in the three months ended September 30, 1997. During the current period, a loss from operations was offset by interest earnings on invested proceeds from the initial public offering. With anticipated increases in internally funded research and development expenditures coupled with the loss of contract research revenue from Novartis after December 31, 1998, the Company expects to report a net loss for the fiscal year. The net loss reported for the three months ended September 30, 1997, was attributable to the non-cash interest charges recorded on the Elan indebtedness.

LIQUIDITY AND CAPITAL RESOURCES

        Beginning in fiscal 1996, the Company's operating losses, including its research and development activities, have been internally funded with cash flows from operations and from contract research and development revenues and license fees the Company has received from Novartis.

        In July 1998, Novartis elected not to renew its collaborative research and development agreement with the Company beyond its scheduled expiration date of December 31, 1998. Accordingly, the Company's contract research revenues may decline during fiscal 1999 and future years. The effect of the loss of contract research revenue on the Company's future operating results and cash flow may be offset, in part, by a reduction in research and development expenditures incurred in connection with the collaboration, as well as by additional contract research revenues, if the Company is successful in its efforts to enter into new collaborative research and development arrangements.

        As of September 30, 1998, the Company had cash and cash equivalents totaling approximately $16.3 million. Cash in excess of immediate requirements is invested in a manner which is intended to maximize liquidity and return while minimizing investment risk, and, whenever possible, the Company seeks to minimize the potential effects of concentration of credit risk.

        The Company consumed $366,000 in cash for operating activities during the three months ended September 30, 1998, compared to $194,000 during the three months ended September 30, 1997. The increased cash consumption in the current period can be attributed to a higher net investment in working capital used to finance sales growth and expanded product offerings.

        Historically, the Company's operations have not been capital intensive and investment in property, plant and equipment during the periods presented has not been significant. However, investment in facilities and equipment may increase in the future. The Company's expenditures for equipment and furniture were $69,000 and $60,000 in each of the three month periods ended September 30, 1998 and 1997, respectively.

        Other uses of cash in the three months ended September 30, 1998, were $13,000 in principal reductions under capital lease obligations. During the three months ended September 30, 1997, the Company paid $180,000 for the mandatory redemption of a portion of its outstanding Series C Preferred Shares. The remaining Series C Preferred Shares were converted into common shares of the Company, on a share-for-share basis, concurrently with the closing of the initial public offering of the Company's common shares.

        The Company may continue to incur costs associated with its research and development activities, including clinical trials, and make additional investments in working capital. The Company anticipates that its existing cash balances and cash generated from operations will be sufficient to fund the operations of the Company at least through fiscal 2000. However, the Company may be required or elect to raise additional capital before that time. The Company's actual capital requirements will depend on many factors, some of which are outside the Company's control.

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



                          PART II -- OTHER INFORMATION


Item 5. Other Information

               Effective September 18, 1998, Dr. Ned M. Weinshenker resigned as President and Chief Executive Officer and as a director of the Company.

Item 6. Exhibits and Reports on Form 8-K

        EXHIBITS:

        27.1 Financial Data Schedule for the three months ended September 30, 1998 and 1997.

        REPORTS ON FORM 8-K:

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



                                             IOMED, Inc.
                                           ---------------------
                                             (Registrant)




Date:   November 13, 1998               By:/s/ James R. Weersing
                                           ---------------------
                                           James R. Weersing
                                           Chairman of the Board



Date:   November 13, 1998               By:/s/ Robert J. Lollini
                                           ---------------------
                                           Robert J. Lollini
                                           Vice President, Finance and
                                           Chief Financial Officer