Form 10-Q
period 1998-12-31
IOMED INC
filed 1999-02-16
CIK 1041652

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   DECEMBER 31, 1998

                                       or

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of JANUARY 31, 1999:

    CLASSES OF COMMON STOCK                    NUMBER OF SHARES OUTSTANDING
   --------------------------                  ----------------------------
   Common Stock, no par value                            6,502,643

                                   IOMED, INC.

                                  ------------

                               INDEX TO FORM 10-Q


                         PART I -- FINANCIAL INFORMATION

                                                                         Page
                                                                         ----
Item 1. Financial Statements (unaudited)

        Condensed Consolidated Balance Sheets --
        December 31, 1998 and June 30, 1998 ............................    3

        Condensed Consolidated Statements of Operations --
        Three months ended December 31, 1998 and 1997
        Six months ended December 31, 1998 and 1997 ....................    4

        Condensed Consolidated Statements of Cash Flows --
        Six months ended December 31, 1998 and 1997 ....................    5

        Notes to Condensed Consolidated Financial Statements ...........    6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations ..................    8

Item 3. Quantitative and Qualitative Disclosure about Market Risk
        Not applicable


                           PART II - OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders ............   12

Item 5. Other Information ..............................................   13

Item 6. Exhibits and Reports on Form 8-K ...............................   13


                                  Paged 2 of 15

                                   IOMED, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                               DECEMBER 31,        JUNE 30,
                                                                   1998              1998
                                                              -------------      ------------
                                                               (unaudited)
Current assets:
    Cash and cash equivalents                                  $16,752,000        $16,709,000
    Accounts receivable                                          1,166,000          1,570,000
    Inventories                                                    977,000            876,000
    Prepaid expenses                                                33,000             53,000
                                                               -----------        -----------
        Total current assets                                    18,928,000         19,208,000

Equipment and furniture, net                                       715,000            783,000
Other assets                                                       187,000            210,000
                                                               -----------        -----------

        TOTAL ASSETS                                           $19,830,000        $20,201,000
                                                               ===========        ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Trade accounts payable                                  $    129,000         $    626,000
    Accrued liabilities                                          684,000              687,000
    Current portion of long-term obligations                      55,000               50,000
                                                            ------------         ------------
        Total current liabilities                                868,000            1,363,000

Long-term obligations                                            158,000              187,000

Commitments

Shareholders' equity:
    Common shares                                             34,410,000           34,408,000
    Convertible preferred shares                               6,881,000            6,881,000
    Accumulated deficit                                      (22,487,000)         (22,638,000)
                                                            ------------         ------------
        Total shareholders' equity                            18,804,000           18,651,000
                                                            ------------         ------------

        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 19,830,000         $ 20,201,000
                                                            ============         ============

                             See accompanying notes

                                   IOMED, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                         DECEMBER 31,                       DECEMBER 31,
                                               ------------------------------       -----------------------------
                                                   1998               1997             1998              1997
                                               ------------       -----------       -----------       -----------
                                                         (unaudited)                         (unaudited)
Revenues:
    Product sales                               $ 2,440,000       $ 2,074,000       $ 4,595,000       $ 4,071,000
    Contract research revenue, royalties &          370,000           409,000           798,000           912,000
    license fees
                                               ------------       -----------       -----------       -----------
        Total revenues                            2,810,000         2,483,000         5,393,000         4,983,000


Operating costs and expenses:
    Cost of products sold                         1,040,000           837,000         1,987,000         1,670,000
    Research and development                        452,000           392,000           867,000           827,000
    Selling, general and administrative           1,433,000         1,146,000         2,830,000         2,207,000
                                               ------------       -----------       -----------       -----------
        Total costs and expenses                  2,925,000         2,375,000         5,684,000         4,704,000
                                               ------------       -----------       -----------       -----------

Income (loss) from operations                      (115,000)          108,000          (291,000)          279,000

Interest expense                                      4,000           287,000            10,000           574,000
Interest income and other, net                      224,000            77,000           452,000           157,000
                                               ------------       -----------       -----------       -----------

Net income (loss)                               $   105,000       $  (102,000)      $   151,000       $  (138,000)
                                               ============       ===========       ===========       ===========
Basic and diluted income (loss) per common      $      0.01       $     (0.03)      $      0.02       $     (0.04)
share                                          ============       ===========       ===========       ===========


                             See accompanying notes.

                                   IOMED, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    SIX MONTHS ENDED
                                                                      DECEMBER 31,
                                                            --------------------------------
                                                                1998               1997
                                                            -------------      -------------
                                                                       (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                           $    151,000       $   (138,000)
Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                207,000            117,000
    Non-cash interest expense                                         --            574,000
    Other non-cash charges                                            --             11,000
    Changes in assets and liabilities:
        Accounts receivable                                      404,000           (183,000)
        Inventories                                             (101,000)          (124,000)
        Prepaid expenses and other assets                         20,000             (2,000)
        Trade accounts payable                                  (497,000)            64,000
        Other current liabilities                                 (3,000)          (367,000)
                                                            ------------       ------------
Net cash provided by (used in) operating activities              181,000            (48,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and furniture                            (116,000)          (188,000)
Purchase of patent license                                            --           (214,000)
                                                            ------------       ------------
Net cash provided by (used in) investing activities             (116,000)          (402,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options                            2,000             21,000
Payments on long-term obligations                                (24,000)            (3,000)
Redemptions of redeemable preferred stock                             --           (180,000)
Other                                                                 --           (418,000)
                                                            ------------       ------------
Net cash provided by (used in) financing activities              (22,000)          (580,000)

Net increase (decrease) in cash and cash equivalents              43,000         (1,030,000)

Cash and cash equivalents at beginning of period              16,709,000          6,346,000
                                                            ------------       ------------

Cash and cash equivalents at end of period                  $ 16,752,000       $  5,316,000
                                                            ============       ============


                             See accompanying notes.

                                   IOMED, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.      Summary of Significant Accounting Policies

        Description of Business

               IOMED, Inc., a Utah corporation (the "Company"), develops, manufactures and commercializes controllable drug delivery systems using proprietary iontophoretic technology. Iontophoresis is a method of enhancing and controlling the transport of drugs through the skin utilizing a mild electric current.

        Basis of Presentation

               In the opinion of management, the accompanying condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of December 31, 1998, and the results of its operations and cash flows for the interim periods ended December 31, 1998, and 1997. The operating results for the interim periods are not necessarily indicative of the results for a full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended June 30, 1998, included in the Company's Annual Report on Form 10-K.

        Earnings (Loss) Per Share

               For all periods presented, basic and diluted earnings per share are computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 Earnings per Share.

               Net income (loss) as presented in the condensed consolidated statements of operations represents the numerator used in computing both basic and diluted earnings per share and the following table sets forth the computation of the weighted average shares representing the denominator used in determining basic and diluted earnings per share:

                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                           DECEMBER 31,          DECEMBER 31,
                                       ------------------     ----------------
                                        1998        1997       1998      1997
                                       ------      ------     ------    ------
                                         (in thousands)        (in thousands)
Denominator for basic earnings per
   share - weighted average shares
   outstanding........................  6,501      3,212      6,501      3,212
Dilutive securities: preferred
   stock and certain stock options ...    903         --        942         --
                                       ------     ------      -----      -----

Denominator for diluted earnings
   per share -- adjusted weighted
   average shares outstanding and
   assumed conversions................  7,404       3,212     7,443      3,212
                                       ======      ======     =====      =====

               At December 31, 1998, the following securities were outstanding but were not included in the computation of diluted earnings per share due to their anti-dilutive effect: options to purchase approximately 275,244 common shares at a weighted average exercise price of $5.36 per share; and warrants to purchase 339,792 common shares at a weighted average price of $13.70 per share. Due to their anti-dilutive effect, no dilutive securities were included in the computation of diluted earnings per share for the interim periods ended December 31, 1997.

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

2.      INVENTORIES

               Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventories consisted of the following:

                                                    DECEMBER 31,       JUNE 30,
                                                       1998              1998
                                                    ------------    -------------
                Raw materials ....................  $    807,000    $     687,000

                Work-in-progress .................        15,000           30,000

                Finished goods ...................       155,000          159,000
                                                    ------------    -------------
                                                    $    977,000    $     876,000
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

               Although the Company met all of the essential development objectives under the R&D Agreements, in July 1998, Novartis advised the Company that it would not renew the R&D Agreements, which expired on December 31, 1998. Beginning January 1, 1999, Novartis will no longer provide contract research funding and the Company will focus its development efforts on self funded, internal research and development programs, while it seeks new collaborative research partners.

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

               Upon the expiration of the R&D Agreements, Novartis' rights to exclusivity in those fields covered by the Agreements terminated, and IOMED is free to apply the technologies it developed for Novartis to any available drug candidates, either independently or on behalf of other parties. The Company believes the application of these technologies may shorten the Company's future product development cycles.


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

OVERVIEW

        The Company develops, manufactures and commercializes controllable drug delivery systems using iontophoretic technology. The majority of the Company's revenues have been generated through the sale of its iontophoretic drug delivery systems in the rehabilitation and sports medicine markets for use in the delivery of dexamethasone and through contract research revenues from the Company's collaboration with Novartis. The Company recently introduced its local dermal anesthesia products into the market place and, to date, has not realized significant revenue from the sales of such products. Since its inception, the Company has generally incurred operating losses and may incur additional operating losses over the next several years as a result of anticipated costs associated with increases in internally funded research, development and clinical trial activities relating to new applications for its iontophoretic drug delivery technologies. As of December 31, 1998, the Company's accumulated deficit was approximately $22.5 million. The Company's ability to achieve and sustain profitability will depend on its ability to achieve market acceptance and successfully expand sales of its existing products; successfully complete the development of, receive regulatory approvals for, and successfully manufacture and market its products under development; as well as successfully negotiate and enter into agreements with collaborative partners, licensors, licensees and other parties for the development, clinical testing, manufacture, marketing or sale of certain of its products or products in development, as to which there can be no assurance.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997

        Revenues. Product sales increased 18% to $2.4 million in the three months ended December 31, 1998, from $2.1 million in the three months ended December 31, 1997. The increase can be attributed primarily to higher sales of the Company's iontophoretic drug delivery products for the treatment of local inflammation resulting from continued overall growth in this market.

        Contract research revenues, royalties and license fees decreased 10% to $370,000 in the three months ended December 31, 1998, from $409,000 in the three months ended December 31, 1997. This decrease is attributable to the decline in the research revenues received from Novartis as the Company entered the final phase of this collaborative development program.

        Costs of Products Sold. Costs of products sold increased 24% to $1.0 million in the three months ended December 31, 1998, from $837,000 in the three months ended December 31, 1997. This increase is due to increased material and labor costs associated with higher unit sales volumes and higher engineering and tooling costs.

        Research and Development Expense. Research and development expenditures increased 15% to $452,000 for the three months ended December 31, 1998, compared to $392,000 reported for the three months ended December 31, 1997. Expenditures in the current period included a higher proportion of expenditures on internally funded projects.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 25%, to $1.4 million in the three months ended December 31, 1998, compared to $1.1 million in the three months ended December 31, 1997. The increase in the current period can be attributed primarily to increased legal, professional and related costs incurred in connection with investor relations and SEC compliance, increased patent prosecution and maintenance costs, and executive recruiting costs associated with the Company's efforts to fill positions in its executive management staff. Lower sales and marketing expenses resulting from the restructuring of the Company's field sales force during the first quarter of fiscal 1999 offset these increases, in part.

        Other Costs and Expenses. Interest expense decreased to $4,000 in the three months ended December 31, 1998. This decrease can be attributed to lower interest expense resulting from the repayment of the Company's indebtedness to Elan in transactions related to the initial public offering of its common shares in April 1998. Interest income and other miscellaneous income was $224,000 in the three months ended December 31, 1998, compared to $77,000 in the three months ended December 31, 1997, reflecting interest earnings on the investment of the proceeds from the initial public offering during the current period.

        Net income (loss). The Company recognized net income of $105,000 or $0.01 per share during the three months ended December 31, 1998, compared to a net loss of $102,000 or $0.03 per share in the three months ended December 31, 1997. During the current period, interest earnings on invested cash balances offset a loss from operations. With anticipated increases in internally funded research and development expenditures coupled with the loss of contract research revenue from Novartis after December 31, 1998, the Company expects to report a net loss for the fiscal year. The net loss reported for the three months ended December 31, 1997, was attributable to the non-cash interest charges recorded on the Elan indebtedness.

SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997

        Revenues. Product sales increased 13% to $4.6 million in the six months ended December 31, 1998, from $4.1 million in the six months ended December 31, 1997. The increase can be attributed primarily to higher sales of the Company's iontophoretic drug delivery products for the treatment of local inflammation resulting from continued overall growth in this market.

        Contract research revenues, royalties and license fees decreased 13% to $798,000 in the six months ended December 31, 1998, from $912,000 in the six months ended December 31, 1997. This decrease is attributable to the decline in the research revenues received from Novartis as the Company entered the final phase of this collaborative development program.

        Costs of Products Sold. Costs of products sold increased 19% to $2.0 million in the six months ended December 31, 1998, from $1.7 million in the six months ended December 31, 1997. This increase is due to increased material and labor costs associated with higher unit sales volumes and certain non-recurring engineering and tooling costs.

        Research and Development Expense. Research and development expenditures of $867,000 for the six months ended December 31, 1998, were up 5% from the $827,000 reported for the six months ended December 31, 1997. Expenditures in the current period included a higher proportion of expenditures on internally funded projects.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 28%, to $2.8 million in the six months ended December 31, 1998, compared to $2.2 million in the six months ended December 31, 1997. The increase in the current period can be attributed primarily to increased legal, professional and related costs incurred in connection with investor relations and SEC compliance, increased patent prosecution and maintenance costs, and executive recruiting costs associated with the Company's efforts to fill positions in its executive management staff. In addition, the Company incurred one-time costs associated with the restructuring of the Company's field sales force and an increase in certain marketing and promotional expenses

        Other Costs and Expenses. Interest expense decreased to $10,000 in the six months ended December 31, 1998. This decrease can be attributed to lower interest expense resulting from the repayment of the Company's indebtedness to Elan in transactions related to the initial public offering of its common shares in April 1998. Interest income and other miscellaneous income was $452,000 in the six months ended December 31, 1998, compared to $157,000 in the six months ended December 31, 1997, reflecting interest earnings on the investment of the proceeds from the initial public offering during the current period.

        Income Taxes. The Company has substantial net operating loss carryforwards which, under the current "change of ownership" rules of the Internal Revenue Code of 1986, as amended, may be subject to substantial annual limitation. No income tax expense was recognized for the three and six month periods ended December 31, 1998, which reflects management's estimate of the Company's fiscal 1999 tax position. In addition, no income tax benefit was recognized on the Company's pre-tax loss for the three and six month periods ended December 31, 1997.

        Net income (loss). The Company recognized net income of $151,000 or $0.02 per share during the six months ended December 31, 1998, compared to a net loss of $138,000 or $0.04 per share in the six months ended December 31, 1997. During the current period, interest earnings on invested cash balances offset a loss from operations. With anticipated increases in internally funded research and development expenditures coupled with the loss of contract research revenue from Novartis after December 31, 1998, the Company expects to report a net loss for the fiscal year. The net loss reported for the six months ended December 31, 1997, was attributable to the non-cash interest charges recorded on the Elan indebtedness.

LIQUIDITY AND CAPITAL RESOURCES

        Beginning in fiscal 1996, the Company's operating losses, including its research and development activities, have been internally funded with cash flows from operations and from contract research and development revenues and license fees the Company has received from Novartis.

        In July 1998, Novartis elected not to renew its collaborative research and development agreement with the Company beyond its expiration on December 31, 1998. Accordingly, the Company's contract research revenues may decline during fiscal 1999 and future years. The effect of the loss of contract research revenue on the Company's future operating results and cash flow may be offset, in part, by a reduction in research and development expenditures incurred in connection with the collaboration. In addition, the Company may earn additional contract research revenues, if successful in its efforts to enter into new collaborative research and development arrangements.

        As of December 31, 1998, the Company had cash and cash equivalents totaling approximately $16.8 million. Cash in excess of immediate requirements is invested in a manner which is intended to maximize liquidity and return while minimizing investment risk, and, whenever possible, the Company seeks to minimize the potential effects of concentration of credit risk.

        The Company generated $181,000 in cash for operating activities during the six months ended December 31, 1998, compared to a use of $48,000 in during the six months ended December 31, 1997. The increased cash from operating activities in the current period can be attributed to higher net income with a higher depreciation component as well as a decrease in the Company's net investment in non-cash working capital during the current period.

        Historically, the Company's operations have not been capital intensive and investment in property, plant and equipment during the periods presented has not been significant. However, investment in facilities and equipment may increase in the future. The Company's expenditures for equipment and furniture were $116,000 and $188,000 in each of the six month periods ended December 31, 1998 and 1997, respectively. In December 1997, the Company purchased a license to certain iontophoretic drug delivery technology at a cost of $214,000, including transaction expenses.

        Other uses of cash in the six months ended December 31, 1998, were $23,000 in principal reductions under capital lease obligations. During the six months ended December 31, 1997, the Company paid $180,000 for the mandatory redemption of a portion of its outstanding Series C Preferred Shares. The remaining Series C Preferred Shares were converted into common shares of the Company, on a share-for-share basis, concurrently with the closing of the initial public offering of the Company's common shares. Also during the six months ended December 31, 1997, the Company used $418,000 in cash to fund certain costs associated with the Company's initial public offering.

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


                          PART II -- OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

               The Company held its Annual Meeting of Shareholders on November 20, 1998, to consider and vote on the following proposals: (i) election of two directors to serve a term of three years or until their successors are duly elected and qualified; and (ii) ratification of the appointment of Ernst & Young LLP as the Company's auditors for the fiscal year ending June 30, 1999.

               Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees, as listed in the Company's Proxy Statement, and all nominees were elected with the following vote:

                                            NUMBER OF VOTES
                                     IN FAVOR             WITHHELD
                                     ---------            --------
                 Peter J. Wardle     4,745,993             104,848
                 Warren Wood         4,781,867              68,974

               The following directors' terms of office continued after the meeting:

                 DIRECTORS                               TERM ENDING
                 ---------                               -----------
                 John W. Fara, Ph.D.                         1999
                 Steven P. Sidwell                           1999
                 Michael T. Sember                           2000
                 James R. Weersing                           2000

               The proposal to ratify the appointment of Ernst & Young LLP as the Company's auditors was approved with the following vote:

                             NUMBER OF VOTES
                  IN FAVOR       AGAINST       ABSTAINED
                 ---------       -------       ---------
                 4,849,236         793            812

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

        EXHIBITS:

        27.1 Financial Data Schedule for the six months ended December 31, 1998 and 1997.

        REPORTS ON FORM 8-K:

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


                                                     IOMED, Inc.
                                                 ---------------------
                                                    (Registrant)


Date:   February 16, 1999                     By:/s/ James R. Weersing
                                                 ---------------------
                                                 James R. Weersing
                                                 Chairman of the Board


Date:   February 16, 1999                     By:/s/ Robert J. Lollini
                                                 ---------------------
                                                 Robert J. Lollini
                                                 Vice President, Finance and
                                                 Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit
 27.1                       Financial Data Schedule