Form 10-Q
period 1999-03-31
IOMED INC
filed 1999-05-12
CIK 1041652

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     MARCH 31, 1999

                                       or

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No.


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of APRIL 30, 1999:

    CLASSES OF COMMON STOCK                      NUMBER OF SHARES OUTSTANDING
    -----------------------                      ----------------------------
    Common Stock, no par value                            6,507,432

                                   IOMED, INC.

                                  ------------

                               INDEX TO FORM 10-Q



                         PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements (unaudited)                                                      Page

         Condensed Consolidated Balance Sheets --
         March 31, 1999 and June 30, 1998 ...................................................    3

         Condensed Consolidated Statements of Operations --
         Three months ended March 31, 1999 and 1998
         Nine months ended March 31, 1999 and 1998 ..........................................    4

         Condensed Consolidated Statements of Cash Flows --
         Nine months ended March 31, 1999 and 1998 ..........................................    5

         Notes to Condensed Consolidated Financial Statements ...............................    6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations ......................................    8

Item 3.  Quantitative and Qualitative Disclosure about Market Risk
         Not applicable


                           PART II - OTHER INFORMATION


Item 5.  Other Information ..................................................................   12

Item 6.  Exhibits and Reports on Form 8-K ...................................................   12

                                   IOMED, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                              MARCH 31,             JUNE 30,
                                                                1999                 1998
                                                            ------------          ------------
                                                            (unaudited)
Current assets:
     Cash and cash equivalents                              $ 16,814,000          $ 16,709,000
     Accounts receivable                                       1,134,000             1,570,000
     Inventories                                                 979,000               876,000
     Prepaid expenses                                             26,000                53,000
                                                            ------------          ------------
         Total current assets                                 18,953,000            19,208,000

Equipment and furniture, net                                     683,000               783,000
Other assets                                                     179,000               210,000
                                                            ------------          ------------

         TOTAL ASSETS                                       $ 19,815,000          $ 20,201,000
                                                            ============          ============


                              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Trade accounts payable                                 $    214,000          $    626,000
     Accrued liabilities                                         698,000               687,000
     Current portion of long-term obligations                     56,000                50,000
                                                            ------------          ------------
         Total current liabilities                               968,000             1,363,000

Long-term obligations                                            139,000               187,000

Commitments

Shareholders' equity:
     Common shares                                            34,411,000            34,408,000
     Convertible preferred shares                              6,881,000             6,881,000
     Accumulated deficit                                     (22,584,000)          (22,638,000)
                                                            ------------          ------------
         Total shareholders' equity                           18,708,000            18,651,000
                                                            ------------          ------------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $ 19,815,000          $ 20,201,000
                                                            ============          ============




                             See accompanying notes.

                                   IOMED, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                        THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                             MARCH 31,                       MARCH 31,
                                                                 -----------------------------      -----------------------------
                                                                     1999             1998             1999              1998
                                                                 -----------       -----------      -----------       -----------
                                                                         (unaudited)                         (unaudited)

Revenues:
     Product sales                                               $ 2,365,000       $ 2,028,000      $ 6,960,000       $ 6,099,000
     Contract research revenue, royalties & license fees              38,000           420,000          836,000         1,332,000
                                                                 -----------       -----------      -----------       -----------
         Total revenues                                            2,403,000         2,448,000        7,796,000         7,431,000


Operating costs and expenses:
     Cost of products sold                                           992,000           879,000        2,979,000         2,549,000
     Research and development                                        420,000           471,000        1,287,000         1,298,000
     Selling, general and administrative                           1,290,000         1,440,000        4,120,000         3,647,000
                                                                 -----------       -----------      -----------       -----------
         Total costs and expenses                                  2,702,000         2,790,000        8,386,000         7,494,000
                                                                 -----------       -----------      -----------       -----------


Income (loss) from operations                                       (299,000)         (342,000)        (590,000)          (63,000)


Interest expense                                                       6,000           281,000           16,000           855,000
Interest income and other, net                                       208,000            73,000          660,000           230,000
                                                                 -----------       -----------      -----------       -----------


Net income (loss)                                                $   (97,000)      $  (550,000)     $    54,000       $  (688,000)
                                                                 ===========       ===========      ===========       ===========

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE                 $     (0.01)      $     (0.16)     $      0.01       $     (0.21)
                                                                 ===========       ===========      ===========       ===========



                             See accompanying notes.

                                   IOMED, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                       NINE MONTHS ENDED
                                                                           MARCH 31,
                                                                  1999                  1998
                                                               ------------          ------------
                                                                         (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                              $     54,000          $   (688,000)
Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                                  271,000               186,000
     Non-cash interest expense                                           --               855,000
     Other non-cash charges                                              --                11,000
     Changes in assets and liabilities:
         Accounts receivable                                        436,000              (221,000)
         Inventories                                               (103,000)             (164,000)
         Prepaid expenses and other assets                           58,000                (3,000)
         Trade accounts payable                                    (412,000)              206,000
         Other current liabilities                                   11,000              (479,000)
                                                               ------------          ------------
Net cash provided by (used in) operating activities                 315,000              (297,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and furniture                               (171,000)             (408,000)
Purchase of patent license                                               --              (214,000)
                                                               ------------          ------------
Net cash provided by (used in) investing activities                (171,000)             (622,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options                               3,000                21,000
Payments on long-term obligations                                   (42,000)               (3,000)
Redemptions of redeemable preferred stock                                --              (180,000)
Other                                                                    --              (422,000)
                                                               ------------          ------------
Net cash provided by (used in) financing activities                 (39,000)             (584,000)

Net increase (decrease) in cash and cash equivalents                105,000            (1,503,000)

Cash and cash equivalents at beginning of period                 16,709,000             6,346,000
                                                               ------------          ------------

Cash and cash equivalents at end of period                     $ 16,814,000          $  4,843,000
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

         Basis of Presentation

                  In the opinion of management, the accompanying condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 1999, and the results of its operations and cash flows for the interim periods ended March 31, 1999, and 1998. The operating results for the interim periods are not necessarily indicative of the results for a full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended June 30, 1998, included in the Company's Annual Report on Form 10-K.

         Earnings (Loss) Per Share

                  For all periods presented, basic and diluted earnings per share are computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 - Earnings per Share.

                  Net income (loss) as presented in the condensed consolidated statements of operations represents the numerator used in computing both basic and diluted earnings per share and the following table sets forth the computation of the weighted average shares representing the denominator used in determining basic and diluted earnings per share:

                                                  THREE MONTHS ENDED           NINE MONTHS ENDED
                                                       MARCH 31,                    MARCH 31,
                                                  -------------------         ------------------
                                                   1999          1998          1999         1998
                                                  -----         -----         -----        -----
                                                    (IN THOUSANDS)              (IN THOUSANDS)
Denominator for basic earnings per share-
    weighted average shares outstanding ........  6,908         3,377         6,501         3,267
Dilutive securities: preferred stock and
    certain stock options ......................     --            --           954            --
                                                  -----         -----         -----         -----
Denominator for diluted earnings per
    share -- adjusted weighted
    average shares outstanding and
    assumed conversions ........................  6,908         3,377         7,455         3,267
                                                  =====         =====         =====         =====

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  In the aggregate, at March 31, 1999, the following potentially dilutive securities were outstanding portions of which were not included in the computation of diluted earnings per share due to their anti-dilutive effect: 893,801 shares of Series D preferred stock convertible on a share-for-share basis into common stock; options to purchase approximately 742,267 common shares at a weighted average exercise price of $3.29 per share; and warrants to purchase 339,792 common shares at a weighted average price of $13.70 per share. Due to their anti-dilutive effect, no dilutive securities were included in the computation of diluted earnings per share for the interim periods ended March 31, 1998.

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

2.       INVENTORIES

                  Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventories consisted of the following:

                         MARCH 31,         JUNE 30,
                           1999             1998
                         --------         --------
Raw materials .........  $755,000         $687,000
Work-in-progress ......    30,000           30,000
Finished goods ........   194,000          159,000
                         ========         ========
                         $979,000         $876,000
                         ========         ========

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

                  Although the Company met all of the essential development objectives under the R&D Agreements, in July 1998, Novartis advised the Company that it would not renew the R&D Agreements, which expired on December 31, 1998. Since January 1, 1999, Novartis has no longer provided contract research funding and the Company has focused its development efforts on self funded, internal research and development programs, while it seeks new collaborative research partnerships.

                  In connection with their collaboration, the Company granted Novartis a perpetual, non-exclusive, royalty-bearing license to certain of the Company's iontophoretic technology which survives the termination of the collaboration. Novartis may, pursuant to the royalty-bearing license, independently develop products using the licensed technology, including products which may compete directly with those currently marketed or under development by the Company.

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

OVERVIEW

         The Company develops, manufactures and commercializes controllable drug delivery systems using iontophoretic technology. The majority of the Company's revenues have been generated through the sale of its iontophoretic drug delivery systems in the rehabilitation and sports medicine markets for use in the delivery of dexamethasone and through contract research revenues from the Company's collaboration with Novartis. The Company introduced its local dermal anesthesia products into the market place in early 1997, but, to date, has not realized significant revenue from the sales of such products. Since its inception, the Company has generally incurred operating losses and may incur additional operating losses over the next several years as a result of anticipated costs associated with increases in internally funded research, development and clinical trial activities relating to new applications for its iontophoretic drug delivery technologies. As of March 31, 1999, the Company's accumulated deficit was approximately $22.6 million. The Company's ability to achieve and sustain profitability will depend on its ability to achieve market acceptance and successfully expand sales of its existing products; successfully complete the development of, receive regulatory approvals for, and successfully manufacture and market its products under development; as well as successfully negotiate and enter into agreements with collaborative partners, licensors, licensees and other parties for the development, clinical testing, manufacture, marketing or sale of certain of its products or products in development, as to which there can be no assurance.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 AND 1998

         Revenues. Product sales increased 17% to $2.4 million in the three months ended March 31, 1999, from $2.0 million in the three months ended March 31, 1998. The increase can be attributed primarily to higher sales of the Company's iontophoretic drug delivery products for the treatment of local inflammation resulting from continued overall growth in this market.

         Contract research revenues, royalties and license fees decreased to $38,000 in the three months ended March 31, 1999, from $420,000 in the three months ended March 31, 1998. This is attributable to a decrease in research revenues pursuant to the Company's collaborative development agreement with Novartis, which ended in December 1998. Accordingly, this decrease in research revenue is expected to continue while the Company seeks new collaborative development partnerships.

         Costs of Products Sold. Costs of products sold increased 13% to $1.0 million in the three months ended March 31, 1999, from $879,000 in the three months ended March 31, 1998. This increase is due to increased material and labor costs associated with higher unit sales volumes.

         Research and Development Expense. Research and development expenditures decreased 11% to $420,000 for the three months ended March 31, 1999, compared to $471,000 reported for the three months ended March 31, 1998. A reduction in research and development expenditures on Novartis related activities during the current period was offset, in part, by increased discretionary spending on internally funded research projects.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 10%, to $1.3 million in the three months ended March 31, 1999, compared to $1.4 million in the three months ended March 31, 1998. The Company incurred lower sales and marketing expenses during the current quarter, resulting from the restructuring of the Company's field sales force, which was completed during the first quarter of fiscal 1999. These reductions were offset, in part, by an increase in legal, professional and other costs incurred in connection with investor relations and SEC compliance as well as increased patent prosecution and maintenance costs.

         Other Costs and Expenses. Interest expense decreased to $6,000 in the three months ended March 31, 1999. This decrease can be attributed to lower interest expense resulting from the repayment of the Company's indebtedness to Elan in transactions related to the initial public offering of its common shares in April 1998. Interest income and other miscellaneous income was $208,000 in the three months ended March 31, 1999, compared to $73,000 in the three months ended March 31, 1998, reflecting interest earnings on the investment of the proceeds from the initial public offering during the current period.

         Net income (loss). The Company recognized a net loss of $97,000 or $0.01 per share during the three months ended March 31, 1999, compared to a net loss of $550,000 or $0.16 per share in the three months ended March 31, 1998. During the current period, the loss in contract research revenue was partially offset by the increase in net interest income / expense. With anticipated increases in internally funded research and development expenditures coupled with the loss of contract research revenue from Novartis after December 31, 1998, the Company expects to report a net loss for the fiscal year. The net loss reported for the three months ended March 31, 1998, was attributable to the non-cash interest charges recorded on the Elan indebtedness and the investment in the sales and marketing of Numby Stuff.

NINE MONTHS ENDED MARCH 31, 1999 AND 1998

         Revenues. Product sales increased 14% to $7.0 million in the nine months ended March 31, 1999, from $6.1 million in the nine months ended March 31, 1998. The increase can be attributed primarily to higher sales of the Company's iontophoretic drug delivery products for the treatment of local inflammation resulting from continued overall growth in this market.

         Contract research revenues, royalties and license fees decreased 37% to $836,000 in the nine months ended March 31, 1999, from $1.3 million in the nine months ended March 31, 1998. This is attributable to a decrease in research revenues pursuant to the Company's collaborative development agreement with Novartis, which ended in December 1998. Accordingly, this decrease in research revenue is expected to continue while the Company seeks new collaborative development partnerships.

         Costs of Products Sold. Costs of products sold increased 17% to $3.0 million in the nine months ended March 31, 1999, from $2.5 million in the nine months ended March 31, 1998. This increase is due to increased material and labor costs associated with higher unit sales volumes and certain non-recurring engineering and tooling costs.

         Research and Development Expense. Research and development expenditures were unchanged at $1.3 million in each of the nine month periods ended March 31, 1999 and 1998. A reduction in research and development expenditures on Novartis related activities during the current period was offset, in part, by increased discretionary spending on internally funded research projects.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 13%, to $4.1 million in the nine months ended March 31, 1999, compared to $3.6 million in the nine months ended March 31, 1998. The increase in the current period can be attributed primarily to increased legal, professional and related costs incurred in connection with investor relations and SEC compliance, increased patent prosecution and maintenance costs, and executive recruiting costs associated with the Company's efforts to fill positions in its executive management staff. In addition, the Company incurred one-time costs associated with the restructuring of the Company's field sales force and an increase in certain marketing and promotional expenses.

         Other Costs and Expenses. Interest expense decreased to $16,000 in the nine months ended March 31, 1999. This decrease can be attributed to lower interest expense resulting from the repayment of the Company's indebtedness to Elan in transactions related to the initial public offering of its common shares in April 1998. Interest income and other miscellaneous income was $660,000 in the nine months ended March 31, 1999, compared to $230,000 in the nine months ended March 31, 1998, reflecting interest earnings on the investment of the proceeds from the initial public offering during the current period.

         Income Taxes. The Company has substantial net operating loss carryforwards which, under the current "change of ownership" rules of the Internal Revenue Code of 1986, as amended, may be subject to substantial annual limitation. No income tax expense was recognized for the three and nine month periods ended March 31, 1999, which reflects management's estimate of the Company's fiscal 1999 tax position. In addition, no income tax benefit was recognized on the Company's pre-tax loss for the three and nine-month periods ended March 31, 1998.

         Net income (loss). The Company recognized net income of $54,000 or $0.01 per share during the nine months ended March 31, 1999, compared to a net loss of $688,000 or $0.21 per share in the nine months ended March 31, 1998. During the current period, the loss in contract research revenue was partially offset by the increase in net interest income / expense. With anticipated increases in internally funded research and development expenditures coupled with the loss of contract research revenue from Novartis, the Company expects to report a net loss for the fiscal year. The net loss reported for the nine months ended March 31, 1998, was attributable to the non-cash interest charges recorded on the Elan indebtedness.

LIQUIDITY AND CAPITAL RESOURCES

         Beginning in fiscal 1996, the Company's operating losses, including its research and development activities, have been internally funded with cash flows from operations and from contract research and development revenues and license fees the Company received from Novartis.

         Novartis elected not to renew its collaborative research and development agreement with the Company which expired on December 31, 1998. Accordingly, the Company's contract research revenues may decline during fiscal 1999 and future years. The effect of the loss of contract research revenue on the Company's future operating results and cash flow may be offset, in part, by a reduction in research and development expenditures incurred in connection with the collaboration. In addition, the Company may earn additional contract research revenues, if successful in its efforts to enter into new collaborative research and development arrangements.

         As of March 31, 1999, the Company had cash and cash equivalents totaling approximately $16.8 million. Cash in excess of immediate requirements is invested in a manner which is intended to maximize liquidity and return while minimizing investment risk, and, whenever possible, the Company seeks to minimize the potential effects of concentration of credit risk.

         The Company generated $315,000 in cash for operating activities during the nine months ended March 31, 1999, compared to a use of $297,000 during the nine months ended March 31, 1998. Increased cash from operating activities in the current period can be attributed to higher net income with a higher depreciation component as well as a decrease in the Company's net investment in working capital during the current period.

         Historically, the Company's operations have not been capital intensive and investment in property, plant and equipment during the periods presented has not been significant. However, investment in facilities and equipment may increase in the future. The Company's expenditures for equipment and furniture were $171,000 and $408,000 in each of the nine month periods ended March 31, 1999 and 1998, respectively. In December 1997, the Company purchased a license to certain iontophoretic drug delivery technology at a cost of $214,000, including transaction expenses.

         Other uses of cash in the nine months ended March 31, 1999, were $42,000 in principal reductions under capital lease obligations. During the nine months ended March 31, 1998, the Company paid $180,000 for the mandatory redemption of a portion of its outstanding Series C Preferred Shares. The remaining Series C Preferred Shares were converted into common shares of the Company, on a share-for-share basis, concurrently with the closing of the initial public offering of the Company's common shares. Also during the nine months ended March 31, 1998, the Company used $422,000 in cash to fund certain costs associated with the Company's initial public offering.

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


                          PART II -- OTHER INFORMATION


Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         EXHIBITS:

         27.1 Financial Data Schedule for the nine months ended March 31, 1999 and 1998.

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



                                              IOMED, Inc.
                                              (Registrant)




Date:    May 11, 1999                  By:  /s/ James R. Weersing
                                            --------------------------------
                                            James R. Weersing
                                            Chairman of the Board



Date:    May 11, 1999                  By:  /s/ Robert J. Lollini
                                            --------------------------------
                                            Robert J. Lollini
                                            Vice President, Finance and
                                            Chief Financial Officer