Form 10-K
period 1999-06-30
IOMED INC
filed 1999-09-29
CIK 1041652

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended June 30, 1999

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

The aggregate market value of the Registrant's voting stock held by non-affiliates based upon the closing price of the common stock as quoted on the American Stock Exchange on September 1, 1999, was approximately $13,647,315.

The number of shares of Registrant's common stock outstanding on September 1, 1999, was 6,507,744.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated into Part III of this Report on Form 10-K by reference to the Registrant's Proxy Statement for its 1999 Annual Meeting of Shareholders.

                                        TABLE OF CONTENTS

                                                                                   PAGE
                                                                                   ----
PART I
    Item 1     -- Business ..........................................................3

    Item 2     -- Properties ........................................................19

    Item 3     -- Legal Proceedings .................................................19

    Item 4     -- Submission of Matters to a Vote of Security Holders ...............19

PART II

    Item 5     -- Market for Registrant's Common Equity and Related Stockholder
                  Matters ...........................................................20

    Item 6     -- Selected Consolidated Financial Data ..............................21

    Item 7     -- Management's Discussion and Analysis of Financial Condition and
                  Results of Operations .............................................22

    Item 7a    -- Quantitative and Qualitative Information about Market Risk ........33

    Item 8     -- Financial Statements and Supplementary Data .......................33

               -- Audited Financial Statements ...................................34-50

    Item 9     -- Changes and Disagreements with Accountants on Accounting and
                  Financial Disclosure ..............................................33

PART III

    Item 10    -- Directors and Executive Officers of the Company ...................51

    Item 11    -- Executive Compensation ............................................51

    Item 12    -- Security Ownership of Certain Beneficial Owners and Management ....51

    Item 13    -- Certain Relationships and Related Transactions ....................51

PART IV

    Item 14    -- Exhibits, Financial Statement Schedules, and Reports on Form 8-K ..51

SIGNATURES ..........................................................................54

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

INTRODUCTION

        The Company was incorporated in Utah in 1974 as Motion Control, Inc. In 1987, the Company merged with JMW Acquisition Corporation, and the name of the merged entity was changed to IOMED, Inc. The Company commercializes controllable drug delivery systems using iontophoretic technology. Iontophoresis is a non-invasive method of enhancing and controlling the transport of water-soluble ionic drugs into and through the skin using a low-level electrical current. The Company's proprietary iontophoretic drug delivery systems allow rapid onset and cessation of therapeutic action, as well as programmable dose control. The flexibility of the Company's proprietary systems provides therapeutic control not possible with many alternative drug delivery methods, including oral tablets and capsules, injections, inhalants and passive transdermal patches. The Company's systems may also increase bioavailability, safety and patient comfort.

        The Company currently markets two products, an iontophoretic system used to deliver dexamethasone sodium phosphate ("Dexamethasone") and an iontophoretic system used to deliver Iontocaine(R), IOMED's brand of lidocaine HCl 2% and epinephrine 1:100,000. The Company's system for the delivery of Dexamethasone has been used primarily by physical therapists and athletic trainers in over 12 million patient applications for the treatment of acute local inflammatory conditions such as tendonitis, tennis elbow and carpal tunnel syndrome. The Company's system to deliver Iontocaine provides needle-free, long-lasting local dermal anesthesia up to six times more rapidly and up to three times deeper than can be achieved using topical anesthetic creams. The Company is initially marketing its Iontocaine product under the brand name Numby Stuff(R) to pediatric hospitals in the United States. The Company is also developing a number of iontophoretic drug delivery systems in other therapeutic areas, including pain control, ophthalmic disease, and conscious sedation.

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

IONTOPHORETIC DRUG DELIVERY AND ITS ADVANTAGES

        Iontophoretic drug delivery systems are designed to overcome many of the limitations associated with many other drug delivery methods. Iontophoresis is an active method of transdermal drug delivery in which water-soluble, ionized (electrically charged) drugs are transported through the skin for local or systemic therapeutic applications by applying a mild, external electrical current. The amount of drug delivered through the skin is proportional to the total electrical charge applied (which is a function of time and current). Therefore, it is possible to program the system's electrical current levels to control more precisely the desired drug dose, delivery rate and the pattern of delivery.

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

        Dose Controllers. The Company's dose controllers generate the low-level electrical current needed for iontophoretic drug delivery. The Company presently markets a compact, fully portable dose controller (the "Phoresor(R)") that offers durable microprocessor control, enhanced user interface, versatile programmable dosing capability, autocalculating treatment time (based on electrical current settings and selected dose) and constant current output (by automatically adjusting voltage to compensate for variations in the electrical resistance of the skin). The Phoresor incorporates a microprocessor, other microelectronic components, on-board software that monitors and controls the rate of current flow, and an easy-to-use control panel. The Company's next generation of dose controllers, both stand-alone and wearable miniaturized versions, are being designed to include many of the same features as the Phoresor. Depending on the therapeutic application, the new generation dose controllers may be designed to allow bolus dosing capability and programming (using a physician's or pharmacist's key) to adjust dosing to match desired delivery profiles or patterns.

        In a clinical setting for short treatment durations, the dose controller is a small, discrete, reusable unit connected to a pair of disposable, single-use electrodes to which drug solution is added immediately prior to application to the patient. This technology is used in the Company's current products. For longer term or chronic applications or patient-administered therapy outside the clinical setting, the Company is developing iontophoretic drug delivery systems in which the battery, dose controller and electrodes will be combined on a small adhesive patch applied to the skin as a single, integrated unit. The electronic components may be reusable, with replaceable or rechargeable batteries, or the entire unit may be disposable after a single use. The drug may be added to the electrode drug pad during manufacturing, or may be stored separately in the system and introduced into the drug containment pad immediately before use by means of proprietary, integrated hydration devices developed by the Company.

        Electrodes. Electrode design is critical to successful delivery of a drug by iontophoresis. The Company's electrodes incorporate patented and proprietary design innovations which the Company believes offer significant advantages to both patients and health care providers. The Company's proprietary electrode technology includes patented polymer hydrogels which absorb drug solutions in seconds, becoming soft and pliable so as to conform better to the body and to be comfortable to the patient. The Company's electrode technology also employs special silver and silver chloride inks to distribute electric current more evenly from the dose controller to the electrodes and to control potential changes in acidity and alkalinity (pH changes) which can occur during iontophoresis.

BUSINESS STRATEGY

        The Company's primary business goal is to establish its proprietary iontophoretic drug delivery systems as a preferred, cost effective means of delivering a wide range of drugs. To achieve this goal, the Company uses its multi-disciplinary expertise in pharmacology and drug formulation, regulatory and product testing, microelectronics, electrochemistry, polymer chemistry, adhesives, design and manufacturing. The Company's strategy for achieving this goal includes the following principal elements:

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

PRODUCTS AND PRODUCTS UNDER DEVELOPMENT

        The Company currently has product development programs in various stages of development for acute local inflammation, local dermal anesthesia, pain control, ophthalmic disease, and conscious sedation. The following table lists the therapeutic applications of the principal products developed or currently under development by the Company. This table is qualified in its entirety by reference to the more detailed descriptions set forth elsewhere in this Report. There can be no assurance that any product under development will be developed successfully or approved in a timely manner, if at all, or even if developed or approved, be successfully manufactured or marketed. In addition, the status of development indicated below does not necessarily indicate the order in which the products shown may be submitted to or approved by the Food and Drug Administration ("FDA").

APPLICATION                 THERAPEUTIC AGENT        PRODUCT STATUS
- --------------------------  -----------------------  --------------------------
Acute local inflammation    Dexamethasone            Currently marketed(1)
Local dermal anesthetic     Iontocaine               Currently marketed
Pain control                Hydromorphone            Phase II clinicals(2)
Ophthalmic disease          To be determined         Preclinical
Conscious sedation          To be determined         Preclinical
Local mucosal anesthetic    Iontocaine               Preclinical

(1) Currently marketed under a 510(k) clearance for use with "ions of soluble salts or other drugs." The Company has initiated Phase III trials in support of an NDA seeking drug labeling for this application.

(2) Initial Phase II clinical studies were conducted by Elan. The Company acquired the rights to the data from those studies under the Elan Agreements. The Company will be required to conduct expanded Phase II and Phase III clinical trials.

    ACUTE LOCAL INFLAMMATION

        Acute local inflammatory conditions resulting from exercise, sports injuries, trauma or repetitive motion disorders are among the leading types of injuries occurring in the workplace and among physically active adults. The most common of these injuries include tendonitis, bursitis, carpal tunnel syndrome and epicondylitis (tennis elbow). Generally, patients suffering from these conditions are initially treated with oral nonsteroidal anti-inflammatory drugs ("NSAIDS") for a period of up to fourteen days. Although steroid injections are generally more effective than NSAIDS, medical professionals usually avoid steroid injections in all but severe cases because of the negative side effects that can accompany bolus needle injections of corticosteroids into an inflamed joint or tendon, including risk of infection, tissue distortion, tendon weakening and tendon rupture. If patients do not respond to treatment with NSAIDS, the physician generally has two options -- refer the patient to a physical therapist, or proceed with injection of anti-inflammatory steroids such as Dexamethasone. While the Company's iontophoretic drug delivery technology is currently used to deliver Dexamethasone, validation of efficacy, an approved New Drug Application ("NDA"), and a strong pharmaceutical marketing partner may dramatically expand the market potential for this product. The Company estimates that the total potential retail market in the United States for the sale of iontophoretic drug delivery systems to treat acute local inflammatory conditions may be in excess of $540 million. The Company estimates that present retail sales into this market by the Company and its competitors are approximately $35 million.

        The Company believes iontophoretic delivery of Dexamethasone provides significant advantages over other current treatment regimens for acute local inflammation. Dexamethasone is a potent, highly effective corticosteroid used to treat local inflammation. Because the Company's delivery systems are non-invasive and can be site specific, IOMED believes that it can offer patients the benefit of the most potent anti-inflammatory drug available with the added benefits of enhanced safety and a benign side effect profile. Iontophoresis eliminates many of the risks and much of the inconvenience associated with bolus steroid injections, avoids the systemic side effects of oral steroids and eliminates the significant incidence of GI tract side effects of orally administered NSAIDS. The Company believes iontophoresis also increases therapeutic efficacy by bypassing metabolism by the liver, by reducing the possibility of overdosing, and by providing localized delivery at the target site without trauma. As a result, the Company believes that it may be advantageous to introduce the iontophoretic delivery of Dexamethasone into the initial treatment regimen for acute local inflammation. The Company believes that earlier treatment with Dexamethasone has the potential to significantly increase the rate of patient recovery and, in doing so, reduce the overall cost of patient treatment.

        Commercial Products. The Company pioneered the commercial introduction of an iontophoretic drug delivery system for the treatment of local acute inflammation in 1979. The product is used principally by physical therapists (under a doctor's prescription) and has been administered in over 12 million patient treatments for the iontophoretic delivery of Dexamethasone. More than 10 million of these treatments have occurred since 1990, when advancements in electrode technology made by the Company led to the introduction of its present family of gel electrodes for use with its microprocessor controlled dose controllers. The Company's system for the delivery of Dexamethasone is also used by athletic trainers and physical therapists serving a number of professional athletes, including professional golfers and tennis players, men's and women's Olympic ski teams and professional football, basketball and hockey teams. The Company believes that iontophoretic drug delivery systems have been accepted in the rehabilitation marketplace due to their ease of use, non-invasiveness, recognized efficacy and lack of significant side effects.

        Products Under Development. Currently, due to limited labeling of Dexamethasone, neither the Company nor its competitors has the requisite regulatory approval to promote the use of iontophoretic drug delivery systems specifically for the delivery of Dexamethasone. The Company believes that its inability to do so limits its ability to market its system, particularly to the physician market. The Company further believes that to market iontophoretic drug delivery systems for a specific drug and therapeutic indication the FDA requires that each new drug/device combination be approved through an NDA. Therefore, in order to expand the Company's sales of its delivery systems into the physician market as a first line treatment for acute local inflammation, the Company has filed an investigational new drug application ("IND") with the FDA. The Company has initiated Phase III clinical studies in support of an NDA seeking FDA approval for IontoDex(TM), a formulation of Dexamethasone, labeled for use with the Company's iontophoretic drug delivery systems. These randomized, double-blind, placebo-controlled studies will involve approximately 400 patients at 12-18 sites across the U.S. and are being conducted with the assistance of a specialty clinical research organization. IOMED plans to complete the studies in approximately nine months, and plans to file its NDA in the third quarter of calendar year 2000. The Company expects FDA review time of about one year. The Company believes the approval of an NDA (if obtained) would allow the Company through its marketing partner to more actively promote the iontophoretic delivery of Dexamethasone to family physicians, orthopedists, neurologists and sports and industrial medicine clinics. The Company also believes that with NDA approval of IontoDex in a patient friendly, second-generation, mini-integrated iontophoretic delivery system, could effectively compete as a first line therapy in the $5 billion NSAID and COX-II inhibitor market.

    LOCAL DERMAL ANESTHESIA

        Medical care providers have long recognized the importance of the management of pain, including pain associated with certain minimally invasive medical procedures such as needle injections; venous access (including phlebotomies and intravenous catheterizations); lumbar punctures; and local dermatological, gynecological and urological procedures such as wart and mole removal, biopsies (including fine needle, punch, excisional, shave and cervical biopsies), Mohs procedures and vasectomies. To address this concern, local dermal anesthetics are widely used in medical practice.

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

        Commercial Products. The Company's Iontocaine is FDA approved under an NDA and is specifically labeled for use with the Company's Phoresor and its proprietary, single use, disposable electrode kits. The Iontocaine delivery system was shown to be safe and effective in double blinded, placebo controlled, randomized studies in over 400 adult and pediatric patients. Based on these studies, the Company filed an NDA with the FDA and received labeling to use the system for all procedures requiring local dermal anesthesia.

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

        A leading concern among patients, parents and health care professionals is the control of pain in the practice of children's medicine, including the pain associated with needle insertions. With the growing acceptance of topical anesthetic creams in the pediatric hospital setting, the Company believes there is a large potential market for an iontophoretic drug delivery system targeted toward pediatrics. Accordingly, the Company has focused its initial local dermal anesthesia product launch into the pediatric market under the brand name Numby Stuff. In December 1996, Numby Stuff was reviewed by the Alliance of Children's Hospitals ("ACH"), a consortium of 36 free standing children's hospitals in the United States and was awarded ACH's Seal of Acceptance for use in the promotion of Numby Stuff. Numby Stuff, launched in January of 1997, currently consists of the Phoresor, the Company's line of proprietary, single use, disposable electrode kits and Iontocaine, all in a brightly colored, child friendly product package. Numby Stuff is presently being used to induce local dermal anesthesia prior to pediatric intravenous starts, blood draws and other invasive procedures, and the Company believes it provides a cost effective alternative to the leading topical product.

        Although the response to the Company's Numby Stuff product line by medical professionals and medical organizations, including the ACH, has been very positive, the process by which such products obtain administrative review and final approval for use in the hospital environment is extremely complex and time consuming. Among other things, such new products are subject to extensive evaluations within each hospital and often each department, require review and approval by hospital products and therapeutics committees, and must be accepted for inclusion on the hospital's formulary. As a result, to date, Numby Stuff has not generated significant revenues. The Company seeks to expand its sales, marketing and distribution capabilities for this product through collaborative partnerships and other distribution arrangements and does not anticipate achieving significant revenues to be generated from this product until such distribution capabilities have been established.

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

        The Company also believes Iontocaine, together with the Phoresor and adaptations of its existing electrode designs, can be successfully used to induce effective local dermal or mucosal anesthesia prior to certain gynecological procedures. The Company believes the effective, rapid, painless, needle-free anesthesia provided by the Company's drug delivery technology would increase patient comfort. In general, the Company believes the promotion of the Company's systems for use in connection with gynecological procedures involving mucosal membranes would require additional FDA approval, most likely in the form of a supplement to the Company's existing Iontocaine NDA. The Company does not believe gynecological procedures involving the vulva would require additional FDA approval. The Company has performed preliminary studies which indicate that its anesthetic system may significantly reduce or eliminate the pain of vulvar biopsies. The Company has already tested prototype electrodes which are specifically designed for this application. In addition, there are approximately 50 million pap smears performed each year in the United States, of which the Company estimates approximately 2.5 million require follow-up procedures that could benefit from non-invasive local mucosal anesthesia. The majority of these procedures are performed by a relatively small number of gynecologists who are mainly located in high density population areas.

    PAIN MANAGEMENT

        The Company estimates that of the 24 million surgeries performed each year in the United States, 75%, or 18 million, result in moderate to severe post-operative pain. In addition, there are currently 9.1 million cancer patients in the United States. Each year roughly 6.6 million patients with cancer are treated for pain and of these, 65% to 80% experience moderate to severe pain. In recent years, there has been a growing awareness that many patients, especially the terminally ill, do not receive adequate analgesic therapy for their pain. Sales of prescription narcotics in the United States to treat pain are over $1.0 billion and, according to market reports, the market is estimated to be growing at a rate of approximately 10% per year. Factors contributing to this growth rate include more relaxed policies for narcotic administration and the introduction of drug delivery systems that make administration safer, more controllable and convenient.

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

        Products Under Development. The Company believes an iontophoretic delivery system for hydromorphone may be a favorable alternative to the administration of morphine by infusion for acute post operative pain and for chronic pain in the hospice or home care setting. Hydromorphone is approximately ten times more potent than morphine and has added therapeutic advantages, including lower incidence of nausea and vomiting (which frequently accompanies the administration of morphine), and more effective analgesia with no stupefying and minimal hypnotic effects. Through the Elan Agreements, the Company obtained rights to prototype wearable iontophoretic drug delivery systems for the delivery of hydromorphone and to the preclinical, Phase I and limited Phase II clinical data generated by Elan in testing the device. In addition, the Company is conducting further studies in support of this program and believes that the mini-integrated system being developed for IontoDex may offer additional advantages to those systems already under development. The Company will continue to conduct studies and development activities to facilitate its business development efforts relating to this therapeutic application. However, at this time, the Company does not intend to advance this development program further into Phase II or into Phase III clinical trials without the financial, strategic, marketing, and clinical and regulatory support of a collaborative development and marketing partner. The Company believes the clinical trials necessary to market this product may be of relatively short duration in comparison to an NCE, since hydromorphone's safety and efficacy profile is well known and the clinical endpoints are both well established and easy to measure.

    OPHTHALMICS

        Age related macular degeneration ("AMD") and proliferative diabetic retinopathy are the two leading causes of blindness in the United States. Both of these diseases result in the abnormal growth of blood vessels in the eye, which weaken and allow the leakage of blood into the macula of the eye causing damage to the retina and loss of vision. Currently AMD and diabetic retinopathy remain largely untreatable diseases. Laser photocoagulation surgery can be used in about 5% - 15% of patients to destroy leaking blood vessels that arise in wet AMD and is also used in about 50% of diabetic retinopathy patients. However, laser surgery itself causes progressive damage to the retinal tissue, formation of scar tissue; and the reappearance of the fragile blood vessels is a common occurrence.

        New photodynamic treatments are under development, whereby a light sensitive compound is injected into the bloodstream and a low-dose laser or other light source is used to "activate" the photo-sensitive compound in the eye. These therapies are proving effective. However, due to the fact the eye is generally immunopriviledged, large systemic doses of these compounds are generally necessary in order to reach a therapeutic level in the diseased tissue. Furthermore due to these high systemic doses of photosensitive compounds, patients must remain protected from external light sources for up to twenty-four hours after administration.

        In addition, many new anti-angiogenic compounds, which inhibit the formation of new blood vessels, are being evaluated; however, they must be administered by needle injection into the eye. This involves significant patient anxiety and discomfort as well as risk of vision loss due to infection, bleeding and retinal detachment.

        The Company believes that effective treatment for this patient population represents a significant unmet clinical need. Industry analysts project revenues for therapies to halt the progression of these two sight threatening diseases to be in excess of $2.0 billion.

        Products Under Development. The Company is at a pre-clinical stage in the development of proprietary systems for the non-invasive, site-specific iontophoretic delivery of drugs into the center and posterior chambers of the eye. The initial focus of this application of the Company's technology will be for the delivery of anti-angiogenic compounds, which will bind to or near the retinal structure or related tissue to inhibit the abnormal vessel growth and halt the progression of diseases such as AMD and diabetic retinopathy.

        In addition to these conditions, the Company believes that, if successful, this technology platform may offer significant advantages in the delivery of a variety of therapeutics to the interior of the eye, including antibiotics, antivirals, antiinflammatories and oncologic compounds.

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

        Products Under Development. The Company believes that an iontophoretic drug delivery system may offer significant advantages to alternative drug delivery systems currently employed in this therapeutic area. The non-invasive characteristic of the system together with rapid onset and cessation of action and the ability to dose-to-effect, could make an iontophoretic delivery system ideal for the administration of drugs to induce conscious sedation. To date, the oral transmucosal fentanyl product has achieved limited commercial success. The Company believes that this may be due to the potency and associated risks of fentanyl administration, especially in pediatric applications. Accordingly, the Company has concluded that the use of the drug fentanyl may not be widely accepted by the medical profession for this therapeutic application. The Company continues to evaluate suitable drug candidates and other technologies, which can increase the solubility of certain drugs, some of which are presently used in conscious sedation.

    OTHER POTENTIAL PRODUCT APPLICATIONS

        The Company has a program for identifying and screening iontophoretic drug delivery products for additional therapeutic indications where the Company believes there is a potential market need. This includes the identification of suitable water-soluble ionic drugs that can be delivered through iontophoresis in therapeutic quantities on a cost-competitive basis. The Company has identified certain drugs and therapeutic indications as potential product opportunities, and has undertaken preliminary steps toward verifying the market need and technical feasibility of iontophoretic delivery of those drugs. In addition, through the Elan Agreements, the Company acquired certain in-process research and development, including exclusive world-wide rights for the commercial exploitation of certain iontophoretic patents, know-how and clinical data. The Elan technology includes in vitro feasibility studies conducted on 64 drugs (including several peptide drugs), in vivo blood level animal studies on 18 of those drugs and human blood level studies on nine of those drugs.

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

        The Company has entered into the following collaborative relationships and license arrangements:

        Novartis Agreement. In July 1995, the Company entered into various research and development agreements (the "R&D Agreements") with Novartis Pharmaceuticals Corporation ("Novartis") to evaluate the feasibility of delivering a number of Novartis compounds for several therapeutic applications utilizing the Company's iontophoretic drug delivery technologies, including certain of its existing iontophoretic devices.

        Although the Company met all of the essential development objectives under the R&D Agreements, Novartis terminated the development project for internal reasons and did not renew the R&D Agreements beyond their scheduled December 31, 1998, expiration date.

        In connection with the R&D Agreements, the Company granted Novartis a perpetual non-exclusive, royalty bearing license to the Company's iontophoretic technology. However, the Company is free to apply the technologies it developed for Novartis to any available drug candidates, either independently or on behalf of other parties. The Company believes the application of that technology will shorten the Company's future product development cycles.

        The Company has also agreed that, during the term of the agreement with Novartis and for a period of five years thereafter, the Company will negotiate in good faith to license to Novartis rights to any iontophoretic drug delivery technologies developed or acquired by the Company but which are not covered under the existing license agreements (the "Second Generation Technology"). Further, the Company has agreed to negotiate such additional licenses prior to entering into any agreement to license or otherwise transfer any rights to such Second Generation Technology to a third party. Under the R&D Agreements, as amended, the parties agreed to the joint ownership of technology developed in the collaboration.

        Elan Agreements. Effective March 1997, the Company entered into the Elan Agreements. Under the Elan Agreements, the Company acquired exclusive, worldwide licenses to certain of Elan's iontophoretic drug delivery technologies, including know-how and over 250 issued and 47 pending United States and foreign patents.

        Alza Agreement. In 1993, the Company entered into a cross-license agreement with Alza Corporation ("Alza"). Under the agreement, the companies, among other things, exchanged non-exclusive, royalty free rights to certain patented technologies which each party believed to be of significant strategic importance to the potential technological success of many iontophoretic drug delivery applications. One patent sublicensed by Alza to the Company under the agreement bears a nominal royalty rate if used.

        University of Utah Agreement. In 1974, the Company entered into a licensing agreement with the University of Utah Research Foundation (the "University"). Under the agreement, which was amended in 1993, the Company obtained an exclusive license to certain iontophoretic drug delivery technologies developed at the University. Under the terms of the amended license, the Company is obligated to pay the University a royalty on all sales of its iontophoretic drug delivery products through the year 2007.

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

        The Company does not manufacture or repackage any drugs or compounds used in its delivery systems and outsources the manufacture and assembly of its Phoresor dose controllers. The Company's Phoresor employs a variety of sub-assemblies and components that are designed or specified by the Company. These components and subassemblies are manufactured by third parties, and then shipped to a contract manufacturer for final assembly. The Company's manufacturing activities for the Phoresor are limited to design, labeling, inspection and packaging.

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

        The Company and certain of its suppliers are required to comply with FDA regulations governing manufacturing practices, including the Quality System Regulations, which mandate controls for product design, control and quality. The Company believes it is in compliance with the Quality System

Regulations. The Company is also ISO 9001 and CE Mark certified and has good manufacturing practices audits conducted on a regular basis.

SALES AND DISTRIBUTION

        The Company's marketing strategy is to position its proprietary iontophoretic drug delivery products in the marketplace as the preferred means of drug delivery for a wide range of drugs. The strategy employs the use of multiple sales and distribution channels, including (i) a network of medical supply dealers; (ii) independent sales representatives; and (iii) collaborative marketing partners. The Company intends to use these distribution channels, both singly and, for certain products, in combination, to maximize the Company's marketing resources.

        The Company currently sells its drug delivery system for acute local inflammatory conditions to the physical therapy, sports medicine, and related specialty markets. The Company employs a nationwide network of distributors and independent sales representatives to sell and distribute its products in those markets. This distribution network is supported by regional business managers and internal customer service representatives who are employees of the Company. In addition to the Company's sales and distribution efforts for its local inflammation products in the United States, it maintains marketing and sales activities in international markets. These sales are made primarily through independent distributors operating in those countries.

        In 1997, the Company launched an iontophoretic drug delivery system for Iontocaine and initially targeted its sales efforts for this product in the pediatric hospital market under the name Numby Stuff. The Company's regional business managers and internal customer service representatives along with independent sales representatives facilitate the sales of Numby Stuff in the pediatric hospital market. The Company is seeking collaborative marketing partners or distributors to expand its marketing efforts for its Iontocaine products for this market and to the general physician office and international markets.

        One distributor accounted for approximately 15% of the Company's product sales for the fiscal year ended June 30, 1999. Although a valued distribution channel, in the event of a loss of such customer, the Company believes that it could continue to reach a substantial portion of its end user customers through alternative distribution channels. No single distributor accounted for more than 10% of product sales in fiscal 1998 or 1997.

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

        As of June 30, 1999, the Company held or had rights to utilize approximately 59 United States patents and 278 foreign patents relating to its iontophoretic drug delivery technology, and has (or has the rights to utilize) approximately 8 pending patent applications in the United States and 42 pending patent applications in foreign countries for that technology. The Company also owns or has licensed rights to issued and pending United States patents governing the design and manufacture of certain myoelectric prosthetic devices which it has sublicensed to a third party in connection with the sale of the Company's Motion Control division.

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

        Products regulated as medical devices may not be commercially distributed in the United States unless they have been cleared or approved by the FDA. Currently, there are two methods for obtaining FDA clearance or approval of medical devices. Devices deemed to pose less risk are placed in class I (general controls) or class II (general and special controls) and qualify for 510(k) notification, a procedure under sec. 510(k) of the Federal Food, Drug, and Cosmetic Act. A medical device that does not qualify for the 510(k) clearance is placed in class III, which is reserved for devices deemed by the FDA to pose the greatest risk. A preamendment class III device is one that was on the market before May 28, 1976. This status means that the device at present can be marketed through a 510(k) clearance, but it remains subject to a call for a PMA application under sec. 515 of the Drug Act. A PMA application generally requires a much more complex submission than a 510(k) notification. Typically, it requires a showing that the device is safe and effective based on extensive and costly preclinical and clinical testing, as well as information about the device and its components regarding, among other things, manufacturing, labeling and promotion.

        The regulatory status of iontophoretic devices is complex. The FDA has classified them as class II devices eligible for marketing through 510(k) premarket clearance when intended for use with a drug whose labeling bears adequate directions for the device's use with that drug. However, if an iontophoretic device is intended for use with a drug that is not labeled for use with the device, the FDA considers the iontophoresis device to be a preamendment class III device.

        The Company's Phoresor received 510(k) clearance as a preamendment class III device labeled for use with ions of soluble salts or other drugs. In 1995, the FDA approved an NDA for Iontocaine to be used as a local anesthetic and delivered iontophoretically by the Phoresor, which effectively moved the Phoresor into class II for this intended use. Unlike Iontocaine, Dexamethasone does not have an NDA approval allowing it to be labeled for iontophoretic delivery. Thus, at the present time, the Company's Phoresor is a preamendment class III device when used with Dexamethasone (or any drug other than Iontocaine). No assurance can be given that the Company will ever obtain an approved NDA for the iontophoretic delivery of Dexamethasone.

        An even more lengthy and complex regulatory framework applies to the labeling and marketing of specific drugs. Generally these pharmaceutical products require the submission of an NDA. The NDA approval process generally entails (i) conducting preclinical laboratory and animal testing to enable FDA authorization of an IND application, (ii) initial IND clinical studies to define safety and dose parameters, (iii) well controlled IND clinical trials to demonstrate product safety and efficacy, and (iv) submission to the FDA of an NDA. Preclinical studies involve laboratory evaluation of product characteristics and animal studies to assess the efficacy and safety of the drug. Human clinical trials are typically conducted in three sequential phases. Phase I trials normally consist of testing the product in a small number of healthy volunteers for safety and pharmacokinetic parameters using single and multiple dosing regimens. In Phase II trials, the manufacturer evaluates safety, initial efficacy, and dose ranging of the product for specific indications in a somewhat larger patient population. Phase III trials typically involve expanded testing for safety and clinical efficacy in a broad patient population at multiple clinical testing centers. The FDA under a series of regulations called the Good Laboratory Practice regulations regulates the preclinical and clinical studies. The results of the studies must be submitted to the FDA for review. In responding, the FDA may grant marketing approval, require additional testing and/or information, or deny the application altogether. The process of obtaining FDA approval for a new product through the IND/NDA process may take several years and typically involves substantial risks and the expenditure of substantial resources.

        The FDA regulates the Company's quality control and manufacturing procedures by requiring the Company and its contract manufacturers to comply with certain standards, including compliance with the Quality System Regulations (for devices) and the current Good Manufacturing Practices ("GMP") regulations (for drugs).

        The Company may be subject to certain user fees that the FDA is authorized to collect under the Food and Drug Modernization Act of 1997, which reauthorized the user fees established in the Prescription Drug User Fees Act of 1992 for certain drugs.

        Agencies similar to the FDA regulate medical devices and pharmaceutical products in most foreign countries. The International Standards Organization
(ISO) has established regulations for medical devices in the European Union. Currently the Company is in compliance with these ISO 9001 regulations and its products are CE Marked. The Company will be required to meet the regulations of any foreign country where it markets its products. In addition, various aspects of the Company's business and operations are also regulated by a number of other governmental agencies including the Drug Enforcement Agency, U.S. Department of Agriculture, the Environmental Protection Agency, the Occupational Safety and Health Administration as well as by other federal, state and local authorities.

        Noncompliance with these various government regulatory requirements could result in enforcement actions that could include fines, plant closure, a recall of the Company's products or other civil or criminal sanctions. Noncompliance as well as unanticipated changes in existing regulatory requirements or adoption of new requirements could have a material adverse effect on the Company.

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

        Alza, Becton Dickinson, and Empi, Inc. ("Empi") are engaged in the development and/or marketing of iontophoretic devices. Alza, a licensee of the Company, and Becton Dickinson are both undertaking the development of iontophoretic drug delivery systems, but neither currently market any iontophoretic products. Empi is the Company's primary competitor in the treatment of acute local inflammation in the physical therapy market and, the Company estimates, controls a majority of the retail iontophoresis market for that indication.

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

        Currently, no other company has FDA approval to market an iontophoretic system for the inducement of local anesthesia. The Company's iontophoretic system for delivering Iontocaine for the inducement of local dermal anesthesia will therefore primarily compete with traditional methods of delivering local dermal anesthetics by needle injection or will be used in circumstances where either no anesthesia is used, due to the pain associated with the needle injection (including needle injections themselves), or where topical anesthetic creams are used. The most effective and widely used topical anesthetic cream, EMLA, is manufactured and sold by Astra Corporation, a large Swedish pharmaceutical company. There can be no assurance that the Company can effectively compete with these products or any other drug delivery system.

EMPLOYEES

        The Company has assembled a team of medical-products managers and scientists with considerable experience in iontophoresis encompassing all of the key disciplines which the Company believes are necessary to further the development and implementation of the Company's business.

        As of June 30, 1999, the Company had 65 full-time employees, 3 of whom hold doctorate degrees. Seven others hold advanced business or technical degrees. Of the Company's 65 full-time employees on that date, 12 were engaged in research and development, 33 in manufacturing and quality control, and 20 in marketing and general administration. The Company's future success depends in significant part upon the continued service of its key technical and senior management personnel and its continuing ability to attract and retain highly qualified technical and managerial personnel. None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

ITEM 2. PROPERTIES

        The Company maintains leased administrative, manufacturing and research office space at two facilities. The Company's principal executive offices and manufacturing facility, which consists of approximately 18,000 square feet of useable space, are located at 3385 West 1820 South in Salt Lake City, Utah. Its research facility, which consists of approximately 10,000 square feet of useable space, is located at 1290 West 2320 South in Salt Lake City, Utah. These facilities are leased to the Company until December 31, 2000 and 2004, respectively. The Company believes its existing facilities are adequate and suitable for its present needs and that additional space will be available as needed.

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

                                  1999                   1998
                            HIGH        LOW        HIGH         LOW
                          --------   --------    --------    --------

     First Quarter        $  5.125   $  1.438         N/A         N/A
     Second Quarter       $  3.750   $  1.000         N/A         N/A
     Third Quarter        $  3.875   $  1.750         N/A         N/A
     Fourth Quarter       $  2.750   $  2.000    $  8.250    $  5.000

        As of June 30, 1999, there were approximately 134 shareholders of record of the Company's common stock. Included in the number of shareholders of record are shares held in "nominee" or "street" names. Because many of such shares are held by brokers and other institutions on behalf of individual investors, the Company is unable to estimate the total number of shareholders represented by these record holders.

        The Company has not paid dividends to date and does not anticipate or contemplate paying cash dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development and growth of the Company's business.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

        The following selected statements of operations data for the years ended June 30, 1999, 1998 and 1997, and the balance sheet data as of June 30, 1999 and 1998 are derived from the audited consolidated financial statements included in this report and should be read in conjunction with those consolidated financial statements and the notes thereto. The selected statement of operations data for the years ended June 30, 1996 and 1995, and the balance sheet data as of June 30, 1997, 1996 and 1995 are derived from the audited consolidated financial statements of the Company, which are not included herein and are qualified by reference to such financial statements and the notes thereto. Certain reclassifications have been made to prior year balances to conform to the financial statement presentation included herein.

                                                        FISCAL YEAR ENDED JUNE 30,
                                    ----------    ----------    ----------    ----------    ----------
                                       1999          1998          1997          1996          1995
                                    ----------    ----------    ----------    ----------    ----------
STATEMENT OF OPERATIONS DATA:
Revenues:
  Product Sales ................... $  9,608,000   $  8,489,000  $  7,483,000   $ 6,829,000   $ 6,964,000
  Contract research revenues,
  royalties  and license fees .....      893,000      1,788,000     1,800,000     2,409,000           ---
                                    ------------   ------------  ------------   -----------   -----------
    Total revenues ................   10,501,000     10,277,000     9,283,000     9,238,000     6,964,000

Operating costs and expenses:

  Cost of products sold ...........    3,961,000      3,659,000     3,147,000     2,984,000     3,221,000
  Research and development ........    1,860,000      1,790,000     1,679,000     1,253,000     1,615,000
  Selling, general and
  administrative ..................    5,393,000      5,389,000     3,501,000     3,283,000     3,338,000

  Non-recurring charges ...........          ---            ---    15,059,000(1)    430,000(2)        ---
                                    ------------   ------------  ------------   -----------   -----------
    Total costs and expenses ......   11,214,000     10,838,000    23,386,000     7,950,000     8,174,000
                                    ------------   ------------  ------------   -----------   -----------

Income (loss) from operations .....     (713,000)      (561,000)  (14,103,000)    1,288,000    (1,210,000)

Interest expense ..................       19,000        930,000       242,000         9,000        32,000
Interest income and other, net ....      867,000        402,000       291,000       167,000       120,000
                                    ------------   ------------  ------------   -----------   -----------
Income (loss) from continuing
operations before income taxes and
   minority interest ..............      135,000     (1,089,000)  (14,054,000)    1,446,000    (1,122,000)

Minority interest .................          ---         11,000        23,000       (17,000)          ---
Income tax expense (benefit) ......          ---            ---         5,000       (79,000)     (173,000)
                                    ------------   ------------  ------------   -----------   -----------
Income (loss) from continuing
operations ........................      135,000     (1,100,000)  (14,082,000)    1,542,000      (949,000)
Income from discontinued
operations(3) .....................          ---            ---        44,000       201,000       290,000
                                    ------------   ------------  ------------   -----------   -----------
Net income (loss) ................. $    135,000   $ (1,100,000) $(14,038,000)  $ 1,743,000   $  (659,000)
                                    ============   ============  ============   ===========   ===========

DILUTED PER COMMON SHARE AMOUNTS:
Income (loss) from continuing
operations ........................        $0.02         $(0.29) $      (4.52)        $0.42        $(0.47)
Income from discontinued
operations ........................          ---            ---          0.01          0.05          0.14
                                    ------------   ------------  ------------   -----------   -----------
Net income (loss) ................. $       0.02   $      (0.29) $      (4.51)  $      0.47   $     (0.33)
                                    ============   ============  ============   ===========   ===========

Shares used in computing diluted
per share amounts(4) ..............    7,429,000      3,821,000     3,109,000     3,710,000     2,038,000

BALANCE SHEET DATA:
Cash and cash equivalents ......... $ 17,263,000   $ 16,709,000  $  6,346,000   $ 4,507,000   $ 1,861,000
Total assets ......................   20,154,000     20,200,000     8,664,000     7,251,000     4,770,000
Long-term obligations, including
current portion ...................      186,000        237,000    15,240,000(5)     44,000     3,099,000

Redeemable, convertible preferred            ---            ---       900,000     1,270,000     2,235,000
shares ............................
Accumulated deficit ...............  (22,503,000)   (22,638,000)  (21,538,000)   (7,500,000)   (9,243,000)
Shareholders' equity (deficit) ....   18,791,000     18,651,000    (9,491,000)    3,992,000    (1,592,000)

- -------------------------

(1) Reflects the write-off of certain in-process research and development (including related transaction costs) purchased from Elan.

(2) Costs incurred in connection with the settlement of certain trade dress litigation.

(3) Discontinued operations include the operating results of the Company's prosthetics division, which was sold in December 1996.

(4) See Notes to Consolidated Financial Statements for information concerning the computation of per share amounts.

(5) Reflects $15,240,000 (including accrued interest) in notes issued to Elan at June 30, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

        The Company develops, manufactures and commercializes controllable drug delivery systems using iontophoretic technology. The majority of the Company's revenues have been generated through the sale of its Phoresor system and related iontophoretic drug delivery products in the physical therapy market for use in the delivery of Dexamethasone and contract research revenues from the Company's collaboration with Novartis. The Company recently introduced its local dermal anesthesia products into the market place and, to date, has not realized significant revenue from the sales of such products. Since its inception, the Company has generally incurred operating losses and it expects to incur additional operating losses over the next several years as a result of anticipated costs associated with a significant increase in internally funded research, development and clinical trial activities relating to new applications for its iontophoretic drug delivery technologies, and the consolidation and equipping of its facilities. As of June 30, 1999, the Company's accumulated deficit was approximately $22.5 million. The Company's ability to achieve and sustain profitability will depend on its ability to achieve market acceptance and successfully expand sales of its existing products; successfully complete the development of, receive regulatory approvals for, and successfully manufacture and market its products under development; as well as successfully negotiate and enter into agreements with collaborative partners, licensors, licensees and other parties for the development, clinical testing, manufacture, marketing or commercialization of certain of its products or products in development, as to which there can be no assurance.

FISCAL YEARS ENDED JUNE 30, 1999 AND 1998

        Revenues. Product sales increased 13% to $9.6 million in fiscal 1999 from $8.5 million in fiscal 1998. The increase can be attributed primarily to higher sales of the Company's iontophoretic drug delivery products for the treatment of local inflammation resulting from continued overall growth in this market.

        Contract research revenues, royalties and license fees were $893,000 in fiscal 1999 compared to $1.8 million in fiscal 1998. This is attributable to a decrease in research revenues pursuant to the Company's collaborative development agreement with Novartis, which ended in December 1998. Accordingly, this decrease in research revenue is expected to continue while the Company seeks new collaborative development partnerships. The effect of the loss of contract research revenue on the Company's future operating results may be offset, in part, by a reduction in research and development expenditures incurred in connection with the collaboration.

        Costs of Products Sold. Costs of products sold increased 8% to $4.0 million in fiscal 1999 from $3.7 million in fiscal 1998, reflecting increased material and labor costs associated with higher unit sales volumes and certain non-recurring engineering and tooling costs. Costs of products sold decreased as a percentage of product sales primarily as a result of lower fixed manufacturing services costs spread over a larger sales volume offset, in part, by an increase in labor and material costs.

        Research and Development Expense. Research and development expenditures were approximately $1.9 million in fiscal 1999 and $1.8 million in fiscal 1998. A reduction in research and development expenditures on Novartis related activities during the current period was offset by increased discretionary spending on internally funded research projects, including the Phase III clinical trials for IontoDex for the treatment of acute local inflammatory conditions.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses were $5.4 million in fiscal 1999 and 1998. Expenses in fiscal 1999 included increased legal, professional and related costs incurred in connection with investor relations and SEC compliance, increased patent prosecution and maintenance costs, and executive recruiting costs associated with the Company's efforts to fill positions in its executive management staff. In addition, the Company incurred one-time costs associated with the restructuring of the Company's field sales force and an increase in certain marketing and promotional expenses. Expenses in fiscal 1998 included recruiting, personnel and other sales and marketing costs associated with the Company's ongoing investment in the market introduction of Numby Stuff. In addition, the Company realized increased costs associated with the maintenance and prosecution of the patent portfolio acquired from Elan.

        Although the response to the Company's Numby Stuff product line by medical professionals and medical organizations has been positive, the process by which such products obtain administrative review and final approval for use in the hospital environment is extremely complex and time consuming. Among other things, such new products are subject to extensive evaluations within each hospital and often each department, require review and approval by hospital products and therapeutics committees, and must be accepted for inclusion on the hospital's formulary. As a result, in August 1998, the Company restructured its sales and marketing organization to reduce overall costs and bring them in line with current product sales and the slower than anticipated rate of market penetration of Numby Stuff. In addition, the Company is seeking to expand its sales, marketing and distribution capabilities for all of its product lines through collaborative partnerships and by broadening its current dealer distribution network.

        Other Costs and Expenses. Interest expense decreased to $19,000 in fiscal 1999 from $930,000 in fiscal 1998. This decrease can be attributed to lower interest expense resulting from the repayment of the Company's indebtedness to Elan in transactions related to the initial public offering of its common shares in April 1998. In contrast, in fiscal 1998, the Company recognized non-cash interest expense on the $15.0 million in notes issued to Elan in connection with the Elan Agreements. Interest income and other miscellaneous income was $867,000 in fiscal 1999, compared to $402,000 in fiscal 1998, reflecting higher interest earnings on higher average invested cash balances, which included the net proceeds from the Company's initial public offering in April 1998.

        Income (loss) from Continuing Operations. Income from continuing operations of $135,000 in fiscal 1999 compares to a loss from continuing operations of $1.1 million in fiscal 1998. The income in fiscal 1999 can be attributed to the interest earnings on invested cash balances, while the loss in fiscal 1998 can be attributed to the non-cash interest charges on the Elan indebtedness and the Company's investment in the sales and marketing of Numby Stuff, which, to date, has not generated significant revenues.

FISCAL YEARS ENDED JUNE 30, 1998 AND 1997

        Revenues. Product sales increased 13% to $8.5 million in fiscal 1998 from $7.5 million in fiscal 1997. The increase can be attributed to higher sales of the Company's iontophoretic drug delivery products for the treatment of local inflammatory conditions resulting from overall market growth in this segment.

        Contract research revenues, royalties and license fees were $1.8 million in both fiscal 1998 and 1997. Contract revenues during fiscal 1998, included the Company's receipt of royalty revenues pursuant to the sale of its Motion Control division and during fiscal 1997 included a milestone payment from

Novartis. Contract research revenues received during fiscal 1998 and 1997 pursuant to the Novartis agreement covered a substantial portion of the Company's research and development expenses.

        Costs of Products Sold. Costs of products sold increased 16% to $3.7 million in fiscal 1998 from $3.1 million in fiscal 1997, reflecting increased material and labor costs associated with higher unit sales volumes. Costs of products sold increased as a percentage of product sales primarily as a result of higher royalty obligations and a less favorable product mix.

        Research and Development Expense. Research and development expenditures were approximately $1.8 million in fiscal 1998 and $1.7 million in fiscal 1997. Fiscal 1998 includes a higher proportion of expenditures on internally financed product development projects of the Company.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 54% to $5.4 million in fiscal 1998, from $3.5 million in fiscal 1997. This increase can be attributed primarily to recruiting, personnel and other sales and marketing costs associated with the Company's continued investment in the market introduction of Numby Stuff. In addition, the Company realized increased costs associated with the maintenance and prosecution of the patent portfolio acquired from Elan.

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

        Other Costs and Expenses. Interest expense increased to $930,000 in fiscal 1998 from $242,000 in fiscal 1997. This increase can be attributed to the recognition of interest expense on $15.0 million in notes issued to Elan in connection with the Elan Agreements. Interest income and other miscellaneous income was $402,000 in fiscal 1998, compared to $291,000 in fiscal 1997, reflecting higher interest earnings on higher average invested cash balances, which included the net proceeds from the Company's initial public offering in April 1998.

        The Company has substantial net operating loss carryforwards. Income taxes in fiscal 1997 reflect the estimated alternative minimum tax liability, offset by the recognition of future tax benefits resulting from the allocation of income tax expense, at statutory rates, to the pre-tax income of the Company's discontinued operations.

        Income (loss) from Continuing Operations. A loss from continuing operations of $1.1 million in fiscal 1998 compares to a loss from continuing operations of $14.1 million in fiscal 1997. The loss in fiscal 1998 can be attributed to the non-cash interest charges on the Elan indebtedness and the Company's investment in the sales and marketing of Numby Stuff, which, to date, has not generated significant revenues. The loss in fiscal 1997 can be attributed to the non-recurring charge resulting from the write-off of in-process research and development acquired from Elan.

LIQUIDITY AND CAPITAL RESOURCES

        Prior to fiscal 1996, the Company funded its operating losses primarily through private equity financing, convertible debt arrangements, capital lease financing, and collateralized bank loans. Beginning in fiscal 1996, the Company's operating and research activities have been internally funded, primarily as a result of the research and development revenues and license fees the Company received from Novartis.

        Novartis elected not to renew its collaborative research and development agreement with the Company, which expired on December 31, 1998. Accordingly, the Company's contract research revenues declined during fiscal 1999 and may continue to decline in future years. The effect of the loss of contract research revenue on the Company's future operating results and cash flow may be offset, in part, by a reduction in research and development expenditures incurred in connection with the collaboration. In addition, the Company may earn additional contract research revenues, if successful in its efforts to enter into new collaborative research and development arrangements.

        In April 1998, the Company consummated an initial registered public offering pursuant to which the Company issued 1,850,000 common shares and raised approximately $11,445,000, net of underwriters' discounts and estimated expenses. As of June 30, 1999, the Company had cash and cash equivalents totaling approximately $17.3 million. Cash in excess of immediate requirements is invested in a manner which is intended to maximize liquidity and return while minimizing investment risk, and, whenever possible, the Company seeks to minimize the potential effects of concentration of credit risk.

        The Company generated $789,000 in cash from operating activities during fiscal 1999 compared to a use of $251,000 in fiscal 1998. Increased cash from operating activities in fiscal 1999 can be attributed to higher net income with a higher depreciation component as well as a decrease in the Company's net investment in working capital during the current period. The Company consumed $251,000 in cash for operating activities during fiscal 1998 compared to providing $1.0 million in cash during fiscal 1997. This increased cash consumption can be attributed to the higher cash loss in fiscal 1998 in combination with the Company's continued net investment in working capital used to finance its sales growth and expanded product offerings.

        Historically, the Company's operations have not been capital intensive and, therefore, its investment in property, plant and equipment during the periods presented has not been significant. The Company anticipates however, that its investment in facilities and equipment will increase in the future, due to the Company's desire to consolidate its manufacturing, administrative and research and development facilities and the need to increase the automation of its electrode manufacturing processes to meet higher expected sales volumes. The Company's expenditures for equipment and furniture were $189,000, $670,000 and $231,000 in each of the fiscal years ended June 30, 1999, 1998 and 1997, respectively.

        Other sources and uses of cash during the periods included the following. During fiscal 1999, the Company used $51,000 for payments on long-term capital lease obligations. During fiscal 1998, the Company purchased a license to certain iontophoretic drug delivery technology at a cost of $214,000, including transaction expenses; received proceeds of $240,000 under a long-term capital lease; and paid $180,000 for the mandatory redemption of a portion of its Series C Preferred Shares. During fiscal 1997, the Company generated $255,000 in cash from the private placement of its common shares; paid $70,000 to complete the mandatory redemption of its Series B Preferred Shares; and used $39,000 for payments on long-term obligations

        In other non-cash transactions related to the initial public offering,
(i) the Company granted warrants to purchase 170,000 common shares to the underwriters, exercisable after April 23, 1999, at an initial exercise price of $9.38 per share; (ii) Elan converted the amounts outstanding under the Elan Notes, including accrued interest thereon, into 1,206,391 common shares and 893,901 shares of newly created Series D preferred shares, at the initial public offering price of $7.50 per share; (iii) the 28,800 Series C preferred shares of the Company which were outstanding immediately prior to the offering were automatically converted, on a share-for-share basis, into common shares; and
(iv) the Company issued an additional 29,697 common shares to Laboratoires Fournier, pursuant to the anti-dilution provisions of a prior stock purchase agreement between the companies. Also during fiscal 1998, Novartis converted their minority interest in Dermion, Inc. into common shares of the Company.

        The Company expects to continue to incur substantial costs associated with the expansion of its research and development activities, including clinical trials, continued investment in sales and marketing of new product lines, additional investment in working capital, and the cost of consolidating and equipping its facilities. The Company anticipates that the net proceeds of the Company's initial public offering, together with existing cash balances and cash generated from operations will be sufficient to fund the operations of the Company at least through fiscal 2001. However, the Company may be required or elect to raise additional capital before that time. The Company's actual capital requirements will depend on many factors, some of which are outside the Company's control.

DISCONTINUED OPERATIONS

        Prior to January 1997, the Company provided state-of-the-art prosthetics products to amputees throughout the United States, Canada and Western Europe through its Motion Control division. Motion Control's principal products were the Utah Artificial Arm and the ProControl II, advanced myoelectric prostheses for above and below the elbow amputees.

        In December 1996, the Company sold the assets of the Motion Control division for $1.0 million and granted the purchaser an exclusive, worldwide license and sublicense to the patents, trademarks, know-how and other intellectual property of the Company relating to the Motion Control products. Under the terms of that sublicense agreement, the Company will receive license fees and royalties on future sales of the Motion Control products. There was no significant gain or loss recognized on the sale. The results of operations of the Motion Control division, exclusive of any corporate allocations, are reported as discontinued operations in the consolidated financial statements for all periods presented. See Note 11 of the Notes to the Consolidated Financial Statements.

IMPACT OF THE YEAR 2000

        Many computer systems experience problems handling dates beyond the year 1999. The Company has completed its evaluation of its primary operating systems (including its financial systems, material requirements planning, and production lot tracking systems) and believes, based upon its evaluation as well as representations from its software suppliers, that its operating systems are substantially year 2000 compliant. To the extent that any software applications are not fully year 2000 compliant, the Company expects that software upgrades made in the normal course of business will either minimize, isolate or possibly eliminate any substantive risks associated with software or system failure.

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

        Continuing Operating Losses; Uncertainty of Future Profitability. Since 1991, the Company has sustained losses in each fiscal year, except fiscal years 1999 and 1996. The Company had an accumulated deficit of $22.5 million as of June 30, 1999. The Company intends to expand its product lines, research and development, business development and marketing efforts in the near future and, therefore, does not anticipate being profitable in the near term. The Company's ability to achieve and sustain profitability will depend on its ability to achieve market acceptance, and successfully expand sales of its existing products, as well as successfully complete the development of, receive regulatory approvals for, and successfully manufacture and market, its products under development, as to which there can be no assurance.

        Uncertainty of Market Acceptance and Limited Market Penetration. The Company has generated only limited revenues, primarily from sales to physical therapists of its drug delivery system for delivery of Dexamethasone for the treatment of acute local inflammation. The Company began marketing a local dermal anesthetic product that uses Iontocaine, in January 1997, and has generated only limited revenues from that product to date. For the Company to be successful, its products will need to achieve broad market acceptance by the medical profession. The Company's products use a method of active transdermal drug delivery which, to date, has not gained significant market penetration, and no assurance can be given that the Company's current or future products will ever achieve broad market acceptance.

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

        Since 1995, Novartis has funded a substantial portion of the total research and development costs of the Company pursuant to the R&D Agreements. Although the Company met all of the essential development objectives under the R&D Agreements, in July 1998, Novartis advised the Company that it would not renew the R&D Agreements beyond the scheduled December 31, 1998, expiration date. Since December 31, 1998, and until the Company enters into additional collaborative agreements, the Company will be required to internally fund all of its research and development expenditures. The failure to enter into such arrangements on a timely basis could have a material adverse effect on the Company's product development efforts, business, financial condition and results of operations.

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

        Many competitors, including public and private corporations, academic institutions, governmental agencies and other public and private research organizations, are involved in the development of drug delivery systems, including competing electrotransport-related drug delivery technologies. Many of these competitors have substantially greater financial and other resources, are more experienced, and are larger, more established organizations than the Company. There can be no assurance the Company's competitors will not succeed in more rapidly developing or marketing products that are more effective or commercially attractive than the Company's current or future products, or that would render the Company's products obsolete or noncompetitive. There can also be no assurance the Company will have the financial resources, technical or management expertise, or manufacturing or support capability to compete in the future.

        The Company has licensed certain rights to its iontophoretic drug delivery technologies to other parties, including Alza, Laboratoires Fournier and Novartis, that are or may become direct competitors of the Company. These companies could compete with the Company for contracts with the Company's collaborative partners and could also develop iontophoretic drug delivery systems that will compete directly with many of those currently marketed or being developed by the Company.

        Reliance on Third Party Distribution. The Company presently markets its drug delivery systems for the treatment of acute local inflammation primarily to physical therapists through a nationwide network of distributors and independent sales representatives. The Company is currently marketing its local dermal anesthesia products in the United States hospital market through a limited number of sales personnel who work directly for the Company and independent manufacturers representatives.

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

        In August 1993, the United States Patent and Trademark Office ("PTO") issued a patent to Alza covering the iontophoretic delivery of fentanyl. A similar patent application in Europe has thus far been rejected, although the Company believes Alza has appealed that rejection. The United States patent was the subject of a reexamination by the PTO and all of the substantive claims within the patent were also rejected, however Alza has successfully appealed that rejection to the United States Board of Patent Appeals and Interferences. There can be no assurance Alza will not be successful in an appeal in Europe. Therefore, if the Company develops a drug delivery system for fentanyl, the Company would be required to obtain a license from Alza to market any iontophoretic drug delivery system it develops for fentanyl in the United States and possibly Europe. There can be no assurance such a license would be available on terms acceptable to the Company, if at all. Presently, the Company has discontinued any product development programs using fentanyl.

        Need to Manage Expanding Operations. If the Company is successful in achieving market acceptance of its products, it will be required to expand its operations, particularly in the areas of research and development, sales and marketing, and manufacturing. As the Company expands its operations in these areas, those expansions will likely result in new and increased responsibilities for management personnel and place significant strain on the Company's management, operating and financial systems and other resources. To accommodate any such growth and compete effectively, the Company will be required to implement improved information systems, procedures and controls, and to expand, train, motivate and manage its work force. The Company's future success will depend to a significant extent on the ability of its current and future management personnel to operate effectively both independently and as a group. There can be no assurance the Company's personnel, systems, procedures and controls will be adequate to support the Company's future operations.

        Future Capital Needs; Uncertainty of Additional Funding. The further development and commercialization of the Company's products and technology will require a commitment of substantial funds to conduct research and development activities, including preclinical and clinical studies, to expand distribution and hire additional sales and marketing personnel and to expand and develop manufacturing capabilities. The Company believes that existing cash balances and cash generated from operations will be sufficient to fund the operations of the Company for at least the next 24 months; however, the Company's actual capital requirements will depend on many factors, and the Company may be required or elect to raise additional capital before that time.

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

        The Company has received approval from the FDA on its NDA for Iontocaine, and the FDA has allowed the Company to market its iontophoretic dose controllers and electrode products for use with ions of soluble salts or other drugs under the FDA's 510(k) regulations governing medical devices. However, in 1994, the FDA publicly stated that it intends to require manufacturers of iontophoretic devices to obtain PMAs for marketed devices currently used with drugs not specifically labeled for iontophoretic delivery, which would include the Company's dose controller for use with ions of soluble salts or other drugs, such as Dexamethasone. The agency to date has not published such a regulation.

        If the FDA calls for PMAs for preamendment class III iontophoretic devices, the Company would be required to have a PMA accepted for filing by the FDA within 90 days after the date of the final regulation calling for PMAs. There can be no assurance that the Company would be able to complete and file a PMA within the prescribed time period, or that the FDA would approve it. The Company's failure to submit a PMA within the required timeframe could result in the Company being required to cease commercial distribution of the Phoresor for use with any drug other than Iontocaine. Any interference with the Company's ability to distribute its Phoresor system for use with Dexamethasone would have a material adverse effect on the Company's financial condition and results of operations.

        Even if the Company obtains regulatory approval, a marketed product, its manufacturer and its manufacturing facilities and pertinent operations are subject to extensive regulation and periodic inspections. Discovery of previously unknown problems with a product, manufacturer or facility could result in FDA sanctions, restrictions on a product or manufacturer, or an order to withdraw and/or recall a specific product from the market. There can also be no assurance that changes in the legal or regulatory framework or other subsequent developments will not result in the limitation, suspension or revocation of regulatory approvals granted to the Company. Such events, were they to occur, could have a material adverse effect on the Company's business, financial condition and results of operations.

        The Company and certain of its suppliers are also required to comply with US and foreign regulations governing manufacturing practices, which mandate procedures for extensive control and documentation of product design, control and validation of the manufacturing process and overall product quality. If the Company or its suppliers fail to comply with applicable regulations regarding these manufacturing practices, the Company could be subject to sanctions.

        Under the FDA's regulations, when a manufacturer changes or modifies a device for which it has received a 510(k) clearance, it is required to obtain an additional 510(k) clearance for the modified device if the modification significantly affects the safety or efficacy of the device, or if the modification results in a major change in intended use. In such cases, the manufacturer is expected to make the initial determination as to whether the modification is of a kind that would require a new 510(k) clearance. The FDA's regulations provide only limited guidance in making this determination. The FDA has cleared the Company's iontophoretic dose controller and electrode kits for marketing under a 510(k) clearance. Since obtaining its 510(k) clearances, the Company has made modifications to its products. Based on the checklist developed by the FDA to assist manufacturers in determining whether they are required to obtain a 510(k) clearance for a modified device, the Company has determined that a new 510(k) submission was not required in connection with the commercial introduction of such products. However, there can be no assurance that the FDA will not require the Company to obtain additional 510(k) clearances with respect to those products. If the FDA requires the Company to submit a new 510(k) notice for any device modification, the Company may be prohibited from marketing the modified device until the 510(k) notice is cleared by the FDA.

        Dependence on Single Sources of Supply. A key material used in many of the Company's current electrode products is available only from a single supplier. In addition, the Company obtains Iontocaine from Abbott Laboratories under a contract which may be terminated with six months notice. The Company also has the right to obtain Dexamethasone from Luitpold Pharmaceuticals, Inc./American Regent Laboratories, Inc. under a contract expiring in January 2005. The Company believes that, if necessary, alternative sources can be developed or alternate materials can be substituted for each of these single-sourced materials. Although the Company has not experienced difficulty acquiring these materials on commercially reasonable terms and in sufficient quantities to maintain required production levels, no assurance can be given that price increases or interruptions in the supply of these materials will not occur in the future or that the Company will not have to seek alternate suppliers or obtain substitute materials, which may require additional product validations and regulatory submissions. Any significant price increase, interruption of supply, inability to secure an alternate source or qualify a substitute material could have a material adverse effect on the Company's ability to manufacture its products or to obtain or maintain regulatory approval of its products.

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

        The Company believes its facilities operate in accordance with the Quality System Regulations currently prescribed by the FDA and in substantial compliance with ISO 9001 and CE Mark standards. The Company has GMP audits conducted by a qualified, independent organization on a regular basis and is ISO 9001 and CE Mark certified. There can be no assurance the Company will be able to maintain such compliance, particularly if the scale of the Company's manufacturing operations increases.

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

        Product liability insurance in the Company's industry is expensive and difficult to obtain. Although the Company currently has product liability insurance, there can be no assurance the existing coverage is adequate. The Company will seek to maintain and appropriately increase its insurance coverage as its product sales increase and the clinical development of its new product applications progress. There can be no assurance, however, that the Company will be able to maintain its current levels of insurance on acceptable terms, will be able to secure increased coverage as the commercialization of its products proceeds or that any particular level of insurance will provide adequate protection against potential liabilities.

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

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                        Consolidated Financial Statements

                                   IOMED, Inc.

                                  June 30, 1999

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                   IOMED, INC.

                                                                                 PAGE
AUDITED CONSOLIDATED FINANCIAL STATEMENTS:

Report of Independent Auditors .................................................    36

Consolidated Balance Sheets at June 30, 1999 and 1998 ..........................    37

Consolidated Statements of Operations for the Years Ended June 30, 1999,
1998 and 1997 ..................................................................    38

Consolidated Statements of Shareholders' Equity (Deficit) for the Years
Ended June 30, 1999, 1998 and 1997 .............................................    39

Consolidated Statements of Cash Flows for the Years Ended June 30, 1999,
1998 and 1997 ..................................................................    40

Notes to Consolidated Financial Statements ..................................... 41-50

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
IOMED, Inc.

We have audited the accompanying consolidated balance sheets of IOMED, Inc. and subsidiary as of June 30, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the three years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IOMED, Inc. and subsidiary at June 30, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.

ERNST & YOUNG LLP

Salt Lake City, Utah
August 6, 1999

                                   IOMED, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                        JUNE 30,
                                                                            ---------------------------------
                                                                                 1999                 1998
                                                                            -------------       -------------
Current assets:
  Cash and cash equivalents ..........................................      $  17,263,000       $  16,709,000
  Accounts receivable, less allowance for doubtful
   accounts of $78,000 in 1999 and $54,000 in 1998 ...................          1,292,000           1,570,000
  Inventories ........................................................            782,000             876,000
  Prepaid expenses ...................................................             43,000              53,000
                                                                            -------------       -------------
        Total current assets .........................................         19,380,000          19,208,000
Equipment and furniture, net .........................................            603,000             783,000
Other assets .........................................................            171,000             210,000
                                                                            -------------       -------------
        Total assets .................................................      $  20,154,000       $  20,201,000
                                                                            =============       =============

                                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable .............................................      $     237,000       $     626,000
  Accrued liabilities ................................................            940,000             687,000
  Current portion of long-term obligations ...........................             57,000              50,000
                                                                            -------------       -------------
        Total current liabilities ....................................          1,234,000           1,363,000

 Long-term obligations ...............................................            129,000             187,000

Commitments

Shareholders' equity:
  Common shares, no par value; 100,000,000 shares authorized; issued and outstanding 6,507,744 shares in 1999 and 6,499,518 shares in
    1998..............................................................         34,413,000          34,408,000
  Convertible preferred shares, no par value; 10,000,000 shares authorized; issued and outstanding of all series 893,801 shares in
    1999 and 1998 ....................................................          6,881,000           6,881,000
  Accumulated deficit ................................................        (22,503,000)        (22,638,000)
                                                                            -------------       -------------
        Total shareholders' equity ...................................         18,791,000          18,651,000
                                                                            -------------       -------------
        Total liabilities and shareholders' equity ...................      $  20,154,000       $  20,201,000
                                                                            =============       =============


                             See accompanying notes.

                                   IOMED, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        YEAR ENDED JUNE 30,
                                                        ----------------------------------------------------
                                                             1999                1998                1997
                                                        ------------        ------------        ------------
Revenues:
  Product sales .................................       $  9,608,000        $  8,489,000        $  7,483,000
  Contract research revenue, royalties and
    license fees ................................            893,000           1,788,000           1,800,000
                                                        ------------        ------------        ------------
       Total revenues ...........................         10,501,000          10,277,000           9,283,000
Operating costs and expenses:
  Cost of products sold .........................          3,961,000           3,659,000           3,147,000
  Research and development ......................          1,860,000           1,790,000           1,679,000
  Selling, general and administrative ...........          5,393,000           5,389,000           3,501,000
  Non-recurring charges .........................                 --                  --          15,059,000
                                                        ------------        ------------        ------------
       Total costs and expenses .................         11,214,000          10,838,000          23,386,000
                                                        ------------        ------------        ------------
Loss from operations ............................           (713,000)           (561,000)        (14,103,000)
Interest expense ................................             19,000             930,000             242,000
Interest income and other, net ..................            867,000             402,000             291,000
                                                        ------------        ------------        ------------
Income (loss) from continuing operations before
  income taxes and minority interest ............            135,000          (1,089,000)        (14,054,000)
Minority interest ...............................                 --              11,000              23,000
Income tax expense ..............................                 --                  --               5,000
                                                        ------------        ------------        ------------
Income (loss) from continuing operations ........            135,000          (1,100,000)        (14,038,000)
 Income from discontinued operations, net of
  income taxes ..................................                 --                  --              44,000
                                                        ------------        ------------        ------------
Net income (loss) ...............................       $    135,000        $ (1,100,000)       $(14,038,000)
                                                        ============        ============        ============


Basic and diluted income (loss) per common share:
Income (loss) from continuing operations ........       $        .02        $       (.29)       $      (4.52)
Income from discontinued operations .............                 --                  --                 .01
                                                        ------------        ------------        ------------
Net income (loss) ...............................       $        .02        $       (.29)       $      (4.51)
                                                        ============        ============        ============


                                     See accompanying notes.

                                           IOMED, INC.

                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                             COMMON SHARES                CONVERTIBLE
                                    -------------------------------        PREFERRED         ACCUMULATED
                                       SHARES             AMOUNT             SHARES            DEFICIT              TOTAL
                                    ------------       ------------       ------------       ------------        ------------
BALANCE AT JUNE 30, 1996 ....          2,925,056       $ 11,492,000      $                   $ (7,500,000)       $  3,992,000
  Stock options exercised ...              6,483              5,000                 --                 --               5,000
  Conversion of redeemable,
    convertible preferred
    shares ..................            165,651            300,000                 --                 --             300,000
  Sale of common shares for
    cash ....................             37,202            250,000                 --                 --             250,000
  Net loss ..................                 --                 --                 --        (14,038,000)        (14,038,000)
                                    ------------       ------------       ------------       ------------        ------------
BALANCE AT JUNE 30, 1997 ....          3,134,392         12,047,000                 --        (21,538,000)         (9,491,000)
  Stock options exercised ...             11,786             25,000                 --                 --              25,000
  Conversion of redeemable,
    convertible preferred
    shares ..................             28,800            720,000                 --                 --             720,000
  Sale of common shares for
    cash ....................          1,850,000         11,445,000                 --                 --          11,445,000
  Conversion of subordinated,
    convertible debt ........          1,206,391          9,287,000          6,881,000                 --          16,168,000
  Exchange of minority
    interest and other ......            268,149            884,000                 --                 --             884,000
  Net loss ..................                 --                 --                 --         (1,100,000)         (1,100,000)
                                    ------------       ------------       ------------       ------------        ------------
BALANCE AT JUNE 30, 1998 ....          6,499,518         34,408,000          6,881,000        (22,638,000)         18,651,000
  Stock options exercised ...              8,226              5,000                 --                 --               5,000
  Net income ................                 --                 --                 --            135,000             135,000
                                    ------------       ------------       ------------       ------------        ------------
BALANCE AT JUNE 30, 1999 ....          6,507,744       $ 34,413,000       $  6,881,000       $(22,503,000)       $ 18,791,000
                                    ============       ============       ============       ============        ============



                                     See accompanying notes.

                                   IOMED, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          YEAR ENDED JUNE 30,
                                                          ----------------------------------------------------
                                                                  1999                1998                1997
                                                          ------------        ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) ...................................     $    135,000        $ (1,100,000)       $(14,038,000)
Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
  Depreciation and amortization .....................          407,000             289,000             267,000
  Write-off of in-process research and development...               --                  --          15,059,000
  Non-cash interest expense .........................               --             928,000             240,000
  Minority interest and other non-cash charges ......           30,000              62,000              34,000
  Changes in assets and liabilities:

    Accounts receivable .............................          249,000            (432,000)           (444,000)
    Inventories .....................................           94,000            (162,000)           (196,000)
    Prepaid expenses and other assets ...............           10,000             (34,000)             (6,000)
    Trade accounts payable ..........................         (389,000)            455,000              53,000
    Other current liabilities .......................         253,000            (257,000)             25,000
                                                          ------------        ------------        ------------
Net cash provided by (used in) operating activities..          789,000            (251,000)            994,000

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of equipment and furniture ................         (189,000)           (670,000)           (231,000)
Purchase of patent license ..........................               --            (214,000)                 --
Proceeds from sale of discontinued operations .......               --                  --           1,000,000
                                                          ------------        ------------        ------------
Net cash provided by (used in) investing activities..         (189,000)           (884,000)            769,000

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common shares .............            5,000          11,470,000             255,000
Proceeds from long-term obligations .................               --             240,000                  --
Payments on long-term obligations ...................          (51,000)             (5,000)            (39,000)
Redemptions of redeemable preferred shares ..........               --            (180,000)            (70,000)
Other ...............................................               --             (27,000)            (70,000)
                                                          ------------        ------------        ------------
Net cash provided by (used in) financing activities..          (46,000)         11,498,000              76,000

Net increase in cash and cash equivalents ...........          554,000          10,363,000           1,839,000
Cash and cash equivalents at beginning of year ......       16,709,000           6,346,000           4,507,000
                                                          ------------        ------------        ------------
Cash and cash equivalents at end of year ............     $ 17,263,000        $ 16,709,000        $  6,346,000
                                                          ============        ============        ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest ..............................     $     19,000        $      2,000        $      2,000
Cash paid for income taxes ..........................     $         --        $         --        $     61,000

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES
Issuance of subordinated, convertible debt for
  purchase of in-process research and development ...     $         --        $         --        $ 15,000,000
Preferred shares converted to common shares .........     $         --        $    720,000        $    300,000
Subordinated debt converted to common and preferred
shares ..............................................     $         --        $ 16,168,000        $         --
Minority interest converted to common shares ........     $         --        $    909,000        $         --


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

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Dermion, Inc. ("Dermion"). Dermion was formed in April 1996 to conduct advanced research and development of iontophoretic systems on its own behalf and on behalf of third party clients. All significant intercompany transactions and accounts have been eliminated. Prior to November 1997, Novartis Pharmaceuticals Corporation ("Novartis") owned a 20% interest in Dermion which is reflected as minority interest in the accompanying financial statements.

Cash Equivalents

        The Company considers all highly-liquid investments with maturities of three months or less, when purchased, to be cash equivalents.

Concentrations of Credit Risk

        The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents and trade accounts receivable. Cash and cash equivalents are held in federally insured financial institutions or invested in high grade short-term commercial paper issued by major United States corporations. The Company sells its products primarily to, and has trade accounts receivable with, independent durable medical equipment dealers in the United States and abroad. Less than 10% of product sales are to foreign customers. As a general policy, collateral is not required for accounts receivable; however, the Company maintains an allowance for losses based upon expected collections of accounts receivable. Additionally, customers' financial condition and credit worthiness are regularly evaluated and historical losses have not been material. Sales to one customer accounted for approximately 15% of the Company's product sales for the year ended June 30, 1999. At June 30, 1999, amounts due from such customer accounted for approximately 18% of trade receivables, all of which was current. No single customer accounted for more than 10% of such sales in fiscal 1998 or 1997. The Company considers concentrations of credit risk with respect to trade accounts receivable to be low.

                                   IOMED, INC.

Inventories

        Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventories consisted of the following:


                                               JUNE 30,
                                      -----------------------
                                        1999           1998
                                      --------       --------

               Raw materials ........ $469,000       $665,000
               Work-in-progress .....   25,000         52,000
               Finished goods .......  288,000        159,000
                                      --------       --------
                                      $782,000       $876,000
                                      ========       ========

Equipment and Furniture

        Equipment and furniture are stated at cost. Depreciation and amortization is computed using the straight-line method over estimated useful lives of three to five years. Leasehold improvements are amortized over the term of the lease or the useful life of the improvements, whichever is shorter. Equipment and furniture consisted of the following:

                                                      JUNE 30,
                                          ------------------------------
                                                 1999               1998
                                          -----------        -----------
Manufacturing equipment ...........       $   965,000        $   951,000
Office and research and development
equipment .........................         1,477,000          1,346,000
Leasehold improvements ............           708,000            683,000
                                          -----------        -----------
                                            3,150,000          2,980,000
Less accumulated depreciation and
amortization ......................        (2,547,000)        (2,197,000)
                                          -----------        -----------
                                          $   603,000        $   783,000
                                          ===========        ===========

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

Stock Options

        The Company has elected to follow Accounting Principles Board Opinion No. 25-Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee stock options rather than adopting the alternative fair value accounting provided for under FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123). Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying shares on the date of grant, the Company does not recognize any compensation expense.

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

                                                     1999              1998            1997
                                                  ----------     --------------     ---------
                                                                 (in thousands)
Denominator for basic earnings per share --
   weighted average shares ......................     6,503            3,821           3,109
Dilutive securities: preferred stock,
   convertible debt, warrants and stock options..       926               --              --
                                                      -----            -----           -----
Denominator for diluted earnings per share --
   adjusted weighted average shares and assumed
   conversions ..................................     7,429            3,821           3,109
                                                      =====            =====           =====

        At June 30, 1999, the following securities were outstanding but were not included in the computation of diluted earnings per share due to their anti-dilutive effect: options to purchase 271,932 common shares at a weighted average exercise price of $5.32 per share; warrants to purchase 339,792 common shares at a weighted average price of $13.70 per share.

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

                                   IOMED, INC.

2.      INVESTMENTS IN MARKETABLE DEBT SECURITIES

        Debt securities are classified as held-to-maturity when the Company has the intent and ability to hold the security to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity, which approximates quoted fair market values. Such amortization as well as interest earned is included in interest income. As of June 30, 1999 and 1998, all investments were classified as held-to-maturity and consisted primarily of United States corporate securities totaling $16,195,000 and $16,502,000, respectively, and are included with cash and cash equivalents.

3.      ACCRUED LIABILITIES

        Accrued liabilities consisted of the following:

                                                     JUNE 30,
                                             -----------------------
                                               1999           1998
                                             --------       --------

          Payroll and related benefits..     $500,000       $403,000
          Professional fees ............      122,000        134,000
          Royalties ....................       88,000         60,000
          FDA user fees ................       96,000             --
          Warranty .....................       10,000         10,000
          Other ........................      124,000         80,000
                                             --------       --------
                                             $940,000       $687,000
                                             ========       ========

4.      SUBORDINATED, CONVERTIBLE DEBT

        In connection with the purchase of in-process research and development from Elan Corporation, plc ("Elan") (see Note 10), the Company issued two subordinated convertible notes to Elan (the "Elan Notes"), an A Note and a B Note, each bearing interest at 9.5%, in the amount of $10,000,000 and $5,000,000, respectively. On April 28, 1998, concurrent with the closing of the initial public offering of the Company's common shares, the Elan Notes, including accrued interest thereon, were converted at $7.50 per share into an aggregate of 1,206,391 common shares and 893,801 Series D preferred shares of the Company.

5.      COMMITMENTS

Operating Leases

        The Company leases space and certain equipment under noncancellable operating lease agreements that expire at various dates through December 2004. Rental expense for such leases was $248,000, $239,000 and $218,000 for the years ended June 30, 1999, 1998 and 1997, respectively. It is generally expected that, in the normal course of business, operating leases that expire will be renewed or replaced by other leases with similar terms. Future minimum lease payments under noncancellable operating leases at June 30, 1999 were $776,000. These obligations mature as follows: fiscal 2000 -- $229,000; fiscal 2001 -- $159,000; fiscal 2002 -- $113,000; fiscal 2003 -- $109,000; and thereafter $166,000.

                                   IOMED, INC.

Long-Term Obligations

        The Company has acquired various equipment and furniture under capital lease agreements. The capitalized cost of such equipment is $240,000 and accumulated amortization was $78,000 at June 30, 1999.

        Future minimum payments under capital leases consisted of the following at June 30, 1999:

             YEAR ENDING JUNE 30:
                   2000                                               72,000
                   2001                                               72,000
                   2002                                               67,000
                   2003                                                3,000
                                                                    --------
            Total minimum lease payments                             214,000
            Amounts representing interest                             28,000
                                                                    --------
            Present value of net minimum lease payments              186,000
            Less current portion of capital lease obligations         57,000
                                                                    --------
            Noncurrent portion of capital lease obligations         $129,000
                                                                    ========

Royalty Agreements

        The Company is the licensee under royalty agreements which provide for the payment of royalties to the licensor based upon net sales of the products under royalty. Royalty expense in each of the three years in the period ended June 30, 1999 was not material.

6.      SHAREHOLDERS' EQUITY

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

                                   IOMED, INC.

        In other transactions related to the initial public offering, (i) the Company granted warrants to purchase 170,000 common shares to the underwriters, exercisable after April 23, 1999, at an initial exercise price of $9.38 per share; (ii) Elan converted the amounts outstanding under the Elan Notes, including accrued interest thereon, into 1,206,391 common shares and 893,901 shares of newly created Series D preferred shares, at the initial public offering price of $7.50 per share; (iii) the 28,800 Series C preferred shares of the Company which were outstanding immediately prior to the offering were automatically converted, on a share-for-share basis, into common shares; and
(iv) the Company issued an additional 29,697 common shares to Laboratoires Fournier, pursuant to the anti-dilution provisions of a prior stock purchase agreement between the companies.

Redeemable, Convertible Preferred Shares

        In connection with a reorganization of the Company in fiscal 1988, the Company issued 878,254 shares of $.001 par value redeemable convertible preferred shares in three series; Series A, Series B and Series C. Pursuant to the terms of such preferred shares, the 14,000 Series A shares were redeemed in five equal annual installments beginning in July 1992 through July 1996 for an aggregate redemption price of $350,000 and the Series B shares (828,254 shares with a carrying value of $1,500,000) were converted prior to July 15, 1996, into common shares on a share for share basis at the equivalent of $1.81 per share.

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

Warrants

        The Company has issued five warrants which entitle the holders thereof to acquire common shares of the Company. In April 1998, the Company issued a warrant to Everen Securities to acquire up to 170,000 shares for an initial exercise price of $9.38 per share. In November 1997, the Company issued a warrant to Novartis to acquire up to 18,750 shares for an exercise price of $21.60 per share. In March 1997, the Company issued a warrant to Elan to acquire up to 104,167 shares for an exercise price of $21.60 per share. In December 1996, the Company issued a warrant to the Alliance of Children's Hospitals, Inc. to acquire up to 44,792 shares for an exercise price of $8.88 per share. In June 1995, the Company issued a warrant to the Silicon Valley Bank to acquire up to 2,083 shares for an exercise price of $4.80 per share. The warrants expire in April 2003, November 2002, April 2002, December 2003, and June 2002, respectively. At June 30, 1999, the Company had 339,792 shares of its authorized, unissued common shares reserved for issuance pursuant to these warrant obligations.

                                   IOMED, INC.

Stock Options

The Company has adopted and approved two incentive compensation plans. The Company's 1988 Stock Option Plan was approved by the shareholders in November 1988 and Company's 1997 Share Incentive Plan was approved by the shareholders in November 1997. The 1988 Stock Option Plan expired in August 1998 and no further grants were made under the Plan following the adoption of the 1997 Share Incentive Plan. A summary of the activity under the Plans during each of the three years ended June 30, 1999, is as follows:

                                                     OUTSTANDING STOCK OPTIONS
                                   SHARES         ------------------------------      WEIGHTED-
                                 AVAILABLE        NUMBER OF            PRICE           AVERAGE
                                 FOR GRANT          SHARES           PER SHARE      EXERCISE PRICE
                                 ----------       -----------        -----------    --------------
Balance at June 30, 1996              3,684           328,610        $ .38-$6.72         $   4.51
  Additional authorization        1,112,500                --                --                --
  Options granted                   (15,417)           15,417        $      6.72         $   6.72
  Options exercised                      --            (6,483)       $ .72-$4.80         $   1.01
  Options canceled                    7,163            (7,163)       $2.16-$4.80         $   4.18
                                 ----------        ----------        ------------        --------

Balance at June 30, 1997          1,107,930           330,381        $ .38-$6.72         $   4.70
  Options granted                   (15,758)           15,758        $8.88-$9.00         $   8.91
  Options exercised                      --           (11,786)       $ .38-$8.88         $   2.09
  Options canceled                    3,016            (3,016)       $4.80-$8.88         $   6.58
                                 ----------        ----------        ------------        --------

Balance at June 30, 1998          1,095,188           331,337        $ .72-$9.00         $   4.96
  Options granted                  (540,000)          540,000        $2.25-$2.63         $   2.28
  Options exercised                      --            (8,226)       $       .72         $    .72
  Options canceled                    1,000           (20,734)       $ .72-$9.00         $   6.41
                                 ----------        ----------        ------------        --------
Balance at June 30, 1999            556,188           842,377        $ .72-$9.00         $   3.25
                                 ==========        ==========        ============        ========

The weighted average fair value of options granted in the years ended June 30, 1999, 1998 and 1997, were $2.06, $1.24 and $2.11, respectively. Additional information regarding the options outstanding at June 30, 1999 follows:

                   OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
- ----------------------------------------------------------   -------------------------
                                 WEIGHTED
                                  AVERAGE       WEIGHTED                   WEIGHTED
  RANGE OF                       REMAINING       AVERAGE                    AVERAGE
  EXERCISE        NUMBER        CONTRACTUAL     EXERCISE       NUMBER      EXERCISE
   PRICES       OUTSTANDING         LIFE          PRICE      EXERCISABLE     PRICE
- ------------    -----------      ----------     ----------   ------------  ---------
$        .72         3,540       1.09 years       $    .72      3,540       $    .72
$2.16-$ 2.63       566,958       9.13 years       $   2.27     86,958       $   2.22
$3.60-$ 4.80       200,125       4.31 years       $   4.67    196,428       $   4.67
$6.72-$ 9.00        71,754       7.23 years       $   7.12     46,056       $   6.99
- ------------       -------       ----------       --------       -------    --------
$2.50-$17.50       842,377       7.79 years       $   3.25    332,982       $   4.31
============       =======       ==========       ========    =======       ========

                                   IOMED, INC.

        Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The effect on the Company's pro forma results for each of the fiscal years 1999, 1998 and 1997 was not material (less than $.01 per share).

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1999, 1998 and 1997, respectively: risk-free interest rates of 5.6%, 5.7% and 6.3%; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of 1.42, 0 and 0; and a weighted-average expected life of the option of 6 years. Because the effect of SFAS 123 is prospective, the initial impact on pro forma net income (loss) may not be representative of compensation expense in future years.

7.      RESEARCH & DEVELOPMENT

        In July 1995, the Company entered into a research and development agreement with Novartis, a Swiss pharmaceutical company, to evaluate the feasibility of delivering certain Novartis compounds using the Company's iontophoretic drug delivery technologies. Research funding payments and license fees paid pursuant to the agreement with Novartis totaled $716,000, $1,640,000 and $1,750,000, respectively, in fiscal years ended June 30, 1999, 1998 and 1997. As of June 30, 1998, the Company had a receivable, in the amount of $360,000, due from Novartis, for research services rendered, which is included in accounts receivable in the accompanying balance sheet.

        The term of the research and development agreement ended on December 31, 1998, and Novartis did not renew the agreement beyond that date.

        In March 1996, in connection with the research and development agreement, the Company formed Dermion, a wholly-owned subsidiary established to conduct advanced iontophoretic drug delivery systems development. The Company contributed cash, fixed assets and non-exclusive licenses to certain technology, valued at a historical cost of approximately $1,300,000 to Dermion, in exchange for common shares. Concurrently, Novartis acquired a 20% equity interest in Dermion for $1,000,000 in cash. Effective November 1, 1997, the Company entered into an Exchange Agreement with Novartis. Among other things, the Exchange Agreement provided for the exchange of Novartis' 20% minority interest in Dermion for 238,541 common shares of the Company and warrants to purchase, under certain conditions, through November 1, 2002, an additional 18,750 common shares at an exercise price equal to $21.60 per share, making Dermion a wholly owned subsidiary of IOMED, Inc.

8.      EMPLOYEE BENEFIT PLAN

        The Company has established a 401(k) savings plan for its full-time employees. The Company makes a matching contribution based on a percentage of the contributions of participating employees. The Company contributed approximately $20,000, $21,000 and $19,000 over the years ended June 30, 1999, 1998 and 1997, respectively.

                                   IOMED, INC.

9.      INCOME TAXES

        Deferred taxes result from differences in the carrying value of various assets and liabilities between income tax reporting and financial reporting purposes. These differences arise from differing depreciation methods, and other reserves that are deductible in different periods for tax and financial reporting purposes.

        The approximate tax effect of temporary differences, net operating loss carryforwards and tax credit carryforwards as of June 30, 1999 and 1998, is as follows:

                                                1999               1998
                                            -----------        -----------

Deferred tax assets:
   Net operating loss carryforwards ...     $ 2,430,000        $ 2,312,000
   Book in excess of tax depreciation..         227,000            210,000
   Book in excess of tax amortization..       4,767,000          5,134,000
   Tax credit carryforwards ...........         516,000            520,000
   Reserves ...........................         290,000            261,000
                                            -----------        -----------
Total deferred tax assets .............       8,230,000          8,437,000
Valuation allowance ...................      (8,230,000)        (8,437,000)
                                            -----------        -----------
Net deferred tax assets ...............     $        --        $        --
                                            ===========        ===========

        There were no significant deferred tax liabilities in 1999 or 1998. The valuation allowance decreased by $207,000 during the fiscal year.

        There were no net deferred income tax provisions in any of the years presented. The Company recorded no current federal or state income tax provision for fiscal 1999 and 1998 and a $5,000 provision for current federal income taxes attributable to continuing operations in fiscal 1997.

        The reconciliation of income taxes at the statutory United States federal income tax rate and the Company's effective income tax rate attributable to continuing operations is as follows:

                                                                                1999           1998           1997
                                                                               ------        --------       --------
United States statutory rate (percentage) ..........                            34.0%        (34.0)%        (34.0)%
State tax, net of federal tax benefit ..............                             3.3          (3.3)          (3.3)
Non-deductible interest and other expenses .........                            22.7          15.3            0.2
Credits ............................................                             --             --           (0.4)
Effect of NOL carryforward and valuation allowance..                           (60.0)         22.0           37.3
Other ..............................................                              --            --            0.2
                                                                             -------       --------       --------
Effective income tax rate (percentage) .............                              --%           -- %           -- %
                                                                             =======       ========       ========

        As of June 30, 1999, the Company had approximately $6,294,000 and $2,485,000 in federal and state net operating loss carryforwards, respectively, and $485,000 in federal tax credit carryforwards, that expire from 2003 through 2019. Utilization of the Company's net operating loss and credit carryforwards is limited to the future taxable income of the Company. Under the "change of ownership" provisions of the Internal Revenue Code, utilization of these net operating loss and credit carryforwards may be subject to substantial annual limitation.

                                   IOMED, INC.

10.     PURCHASE OF IN-PROCESS RESEARCH AND DEVELOPMENT

        In March 1997, the Company entered into agreements with Elan, an international developer of advanced drug delivery systems, to obtain an exclusive, worldwide license for the commercial development of certain of Elan's technologies in the field of iontophoretic drug delivery, including both issued and pending patents, know-how and clinical data. Pursuant to the agreements, the Company paid Elan a one time fee of $15,000,000, issued warrants to purchase up to 104,167 common shares at a price of $21.60 per share and agreed to pay Elan certain royalties on net revenues derived from sales of its iontophoretic drug delivery products. Payment of the fee was funded by the issuance of the Elan Notes (see Note 4).

        The intended clinical applications, as well as alternative future applications, of the technologies purchased from Elan are in the early stages of research, design and clinical development, subject to numerous technological, regulatory, and commercial risks and, therefore, represent in-process research and development. Accordingly, during fiscal 1997, the Company recorded a non-recurring charge of $15,059,000 reflecting the write-off of the in-process research and development purchased, including the fee paid and related transaction costs.

11.     DISCONTINUED OPERATIONS

        In December 1996, the Company sold the assets of its Motion Control division, which was engaged in the research, development, manufacture and sale of myoelectric prosthetic devices. In addition, the Company granted a worldwide, exclusive license to certain patent rights covering the products manufactured by the division to the purchaser. Proceeds from the sale, which closed in January 1997, were $1,000,000. No significant gain or loss was recognized on the sale. Additionally, the Company is entitled to receive royalties on future product sales of the purchaser. The results of operations of the Motion Control division prior to its sale during fiscal 1997 have been classified as discontinued operations in the accompanying statements of operations. No interest expense has been allocated to discontinued operations and income taxes have been allocated based upon statutory rates. A summary of the results of discontinued operations for fiscal 1997 is as follows:

                                                  JUNE 30, 1997
                                                  -------------

          Net product sales ...................     $957,000
          Income taxes ........................       26,000
          Income from discontinued operations..       44,000

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

        The information required by this item is included under "Election of Directors," "The Board of Directors and Committees," and "Executive Officers" in the Company's Proxy Statement to be filed in connection with its Annual Meeting of Shareholders, to be held on November 19, 1999, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this item is included under "Compensation of Directors and Executive Officers" in the Company's Proxy Statement to be filed in connection with its Annual Meeting of Shareholders, to be held on November 19, 1999, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item is included under "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement to be filed in connection with its Annual Meeting of Shareholders, to be held on November 19, 1999, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is included under "Certain Relationships and Related Transactions" in the Company's Proxy Statement to be filed in connection with its Annual Meeting of Shareholders, to be held on November 19, 1999, and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

        The consolidated financial statements of the Company and its subsidiary are included elsewhere in this Report.

FINANCIAL STATEMENT SCHEDULES

        No schedules are required in connection with the filing of this Report as amounts are either immaterial or are otherwise disclosed in the financial statements.

EXHIBITS

NUMBER       DESCRIPTION
3.1**        Amended and Restated Articles of Incorporation of the Company
3.2*         Amended and Restated Bylaws of the Company
4.1*         Reference is made to Exhibit 3.1
4.2*         Specimen of Common Share Certificate
10.1*        Lease between the Company and Hayter Properties, Inc., dated
             September 1, 1997
10.2*        License Agreement between the Company and Elan International
             Services, Ltd., dated April 14, 1997
10.3*        License Agreement between the Company and Drug Delivery Systems,
             Inc., dated April 14, 1997

10.4*        Promissory Note issued by the Company to Elan International
             Management, Ltd., in  the principal amount of $10,000,000, dated
             April 14, 1997
10.5*        Promissory Note issued by the Company to Elan International
             Management, Ltd., in the principal amount of $5,000,000, dated
             April 14, 1997
10.6*        Note Purchase and Warrant Agreement among the Company, Elan
             International Services, Ltd. And Elan International Management,
             Ltd. dated April 14, 1997
10.7*        Warrant issued to Elan International Services, Ltd., dated April
             14, 1997
10.8*        Registration Rights Agreement between the Company and Elan
             International Services, Ltd., dated April 14, 1997
10.9*        Asset Acquisition Agreement between the Company and Fillauer, Inc., dated December 27, 1996
10.10*       License Agreement between the Company and Fillauer, Inc., dated
             December 26, 1996
10.11*       Warrant issued to Alliance of Children's Hospitals, Inc., dated
             December 1, 1996
10.12*       Stock Purchase Agreement between the Company and Child Health
             Investment Corporation, dated November 29, 1996
10.13*       Manufacturing Agreement between the Company and KWM Electronics
             Corporation, dated November 1, 1996
10.14*       Contribution Agreement between the Company and Dermion, Inc., dated
             March 29, 1996
10.15*       Patent License Agreement between the Company and Dermion, Inc., dated March 29, 1996
10.16*       Research and Development Agreement among the Company, Dermion, Inc.
             and Ciba-Geigy Corporation, dated March 29, 1996
10.17*       Stock Purchase Agreement among the Company, Dermion, Inc. and
             Ciba-Geigy Corporation, dated March 29, 1996
10.18*       Stockholders' Agreement among the Company, Dermion, Inc. and
             Ciba-Geigy Corporation, dated March 29, 1996
10.19*       Agreement between the Company and Laboratoires Fournier S.C.A., dated February 20, 1996
10.20*       Agreement between the Company and ALZA Corporation, dated July 28,
             1993
10.21*       Supply Agreement between the Company and Abbot Laboratories, Inc., dated April 27, 1993
10.22*       Stock Purchase Agreement between the Company and The CIT
             Group/Venture Capital, Inc., dated March 8, 1993
10.23*       Stock Purchase Agreement between the Company and certain investors, dated February 19, 1993
10.24*       License Agreement between the Company and the University of Utah
             Research Foundation, dated October 1, 1992
10.25*       Warrant issued to Silicon Valley Bank, dated June 25, 1992
10.26*       Company 1997 Share Incentive Plan
10.27*       Preferred Stock Purchase Agreement between the Company, Newtek
             Ventures, MBW Venture Partners, Michigan Investment Fund, Utah
             Ventures, Cordis Corporation, Ian R.N. Bund, James R. Weersing and
             Robert J. Harrington, dated August 4, 1987
10.28*       Exchange Agreement among the Company, Novartis Pharmaceuticals
             Corporation and Dermion, Inc., dated November 1, 1997
10.29*       Warrant to Purchase Shares of Common Stock in favor of Novartis
             Pharmaceuticals Corporation, dated November 1, 1997
10.30*       First Amendment of Research & Development Agreement among the
             Company, Novartis Pharmaceuticals Corporation and Dermion, Inc.
             dated November 1, 1997
10.31*       Supply Agreement between the Company and Luitpold Pharmaceuticals,
             Inc./American Regent Laboratories, Inc. dated December 4, 1994
11.1****     Statement re computation of earnings per share
21.1*        Schedule of Subsidiaries
27.1***      Financial Data Schedule

- ----------------
* Filed as an exhibit to the Registration Statement on Form S-1, filed by the Company on April 23, 1998.

** Filed as an exhibit to the Annual Report on Form 10-K, filed by the Company on September 28, 1998.

***     Filed herewith.
****    Information included in consolidated financial statements.

REPORTS ON FORM 8-K

        No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                INDEX TO EXHIBITS

NUMBER      DESCRIPTION                                           PAGE
  27.1      Financial Data Schedule                                55

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            IOMED, INC.
Date:   September 28, 1999                  By     /s/ JAMES R. WEERSING
                                                   -----------------------------
                                                   James R. Weersing
                                                   Chairman


Date:   September 28, 1999                  By:    /s/ ROBERT J. LOLLINI
                                                   -----------------------------
                                                   Robert J. Lollini
                                                   Vice President, Finance and
                                                   Chief Financial Officer

                                   SIGNATURES

        In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                              Capacity             Date
- ---------                              --------             ----


/s/ JAMES R. WEERSING                  Chairman          September 28, 1999
- -----------------------------
James R. Weersing


/s/ JOHN W. FARA, PH.D.                Director          September 28, 1999
- -----------------------------
John W. Fara, Ph.D.


/s/ MICHAEL SEMBER                     Director          September 28, 1999
- -----------------------------
Michael Sember


/s/ STEVEN P. SIDWELL                  Director          September 28, 1999
- -----------------------------
Steven P. Sidwell


/s/ PETER J. WARDLE                    Director          September 28, 1999
- -----------------------------
Peter J. Wardle


/s/ WARREN WOOD                        Director          September 28, 1999
- -----------------------------
Warren Wood