Form 10-Q
period 1999-09-30
IOMED INC
filed 1999-11-12
CIK 1041652

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   SEPTEMBER 30, 1999

                                       or

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


        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of OCTOBER 31, 1999:

             CLASSES OF COMMON STOCK              NUMBER OF SHARES OUTSTANDING
           --------------------------             ----------------------------
           Common Stock, no par value                       6,507,744

                                   IOMED, INC.

                                  ------------

                               INDEX TO FORM 10-Q



                         PART I -- FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
Item 1. Financial Statements (unaudited)

        Condensed Consolidated Balance Sheets --
        September 30, 1999 and June 30, 1999 .............................    3

        Condensed Consolidated Statements of Operations --
        Three months ended September 30, 1999 and 1998 ...................    4

        Condensed Consolidated Statements of Cash Flows --
        Three months ended September 30, 1999 and 1998 ...................    5

        Notes to Condensed Consolidated Financial Statements .............    6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations ....................    8

Item 3. Quantitative and Qualitative Disclosure about Market Risk
        Not applicable


                           PART II - OTHER INFORMATION


Item 5. Other Information ................................................   11

Item 6. Exhibits and Reports on Form 8-K .................................   11

                                   IOMED, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                      SEPTEMBER 30,      JUNE 30,
                                                          1999              1999
                                                      ------------     ------------
                                                       (unaudited)
Current assets:
    Cash and cash equivalents                         $ 17,081,000     $ 17,263,000
    Accounts receivable                                  1,193,000        1,292,000
    Inventories                                            854,000          782,000
    Prepaid expenses                                        46,000           43,000
                                                      ------------     ------------
        Total current assets                            19,174,000       19,380,000

Equipment and furniture, net                               535,000          603,000
Other assets                                               163,000          171,000
                                                      ------------     ------------

        TOTAL ASSETS                                  $ 19,872,000     $ 20,154,000
                                                      ============     ============


                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Trade accounts payable                            $    153,000     $    237,000
    Accrued liabilities                                    846,000          940,000
    Current portion of long-term obligations                59,000           57,000
                                                      ------------     ------------
        Total current liabilities                        1,058,000        1,234,000

Long-term obligations                                      114,000          129,000

Commitments

Shareholders' equity:
    Common shares                                       34,413,000       34,413,000
    Convertible preferred shares                         6,881,000        6,881,000
    Accumulated deficit                                (22,594,000)     (22,503,000)
                                                      ------------     ------------
        Total shareholders' equity                      18,700,000       18,791,000
                                                      ------------     ------------

        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $ 19,872,000     $ 20,154,000
                                                      ============     ============





                             See accompanying notes.

                                   IOMED, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                 Three Months Ended
                                                                    September 30,
                                                             ---------------------------
                                                                 1999            1998
                                                             -----------     -----------
                                                                      (unaudited)
Revenues:
    Product sales                                            $ 2,532,000     $ 2,155,000
    Contract research revenue, royalties and license fees         45,000         428,000
                                                             -----------     -----------
        Total revenues                                         2,577,000       2,583,000

Operating costs and expenses:
    Cost of products sold                                        924,000         947,000
    Research and development                                     661,000         415,000
    Selling, general and administrative                        1,304,000       1,397,000
                                                             -----------     -----------
        Total costs and expenses                               2,889,000       2,759,000
                                                             -----------     -----------

Loss from operations                                            (312,000)       (176,000)

Interest expense                                                   4,000           6,000
Interest income and other, net                                   225,000         228,000
                                                             -----------     -----------

Net income (loss)                                            $   (91,000)    $    46,000
                                                             ===========     ===========

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE             $     (0.01)    $      0.01
                                                             ===========     ===========






                             See accompanying notes.

                                   IOMED, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                               THREE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                          -----------------------------
                                                               1999            1998
                                                          ------------     ------------
                                                                    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                         $    (91,000)    $     46,000
Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
    Depreciation and amortization                               91,000          102,000
    Changes in assets and liabilities:
        Accounts receivable                                     99,000          158,000
        Inventories                                            (72,000)        (200,000)
        Prepaid expenses and other assets                       (3,000)           1,000
        Trade accounts payable                                 (84,000)        (303,000)
        Other current liabilities                              (94,000)        (170,000)
                                                          ------------     ------------
Net cash provided by (used in) operating activities           (154,000)        (366,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and furniture                           (14,000)         (69,000)
                                                          ------------     ------------
Net cash provided by (used in) investing activities            (14,000)         (69,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term obligations                              (14,000)         (13,000)
                                                          ------------     ------------
Net cash provided by (used in) financing activities            (14,000)         (13,000)

Net increase (decrease) in cash and cash equivalents          (182,000)        (448,000)

Cash and cash equivalents at beginning of period            17,263,000       16,709,000
                                                          ------------     ------------

Cash and cash equivalents at end of period                $ 17,081,000     $ 16,261,000
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

        Basis of Presentation

               In the opinion of management, the accompanying condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 1999, and the results of its operations and cash flows for the interim periods ended September 30, 1999, and 1998. The operating results for the interim periods are not necessarily indicative of the results for a full year. Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended June 30, 1999, included in the Company's Annual Report on Form 10-K, dated September 28, 1999.

        Earnings (Loss) Per Share

               For all periods presented, basic and diluted earnings per share are computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 -- Earnings per Share.

               Net income (loss) as presented in the condensed consolidated statements of operations represents the numerator used in computing both basic and diluted earnings per share and the following table sets forth the computation of the weighted average shares representing the denominator used in determining basic and diluted earnings per share:

                                                                      1999        1998
                                                                    --------    --------
                                                                       (IN THOUSANDS)
        Denominator for basic earnings per share -- weighted
           average shares outstanding ...........................      6,508       6,500
        Dilutive securities: preferred stock and certain stock
           options ..............................................        ---         928
                                                                    --------    --------
        Denominator for diluted earnings per share -- adjusted
           weighted average shares outstanding and assumed
           conversions...........................................      6,508       7,428
                                                                    ========    ========

               At September 30, 1999, the following potentially dilutive securities were outstanding but were not included in the computation of diluted earnings per share due to their anti-dilutive effect: options to purchase 862,325 common shares at a weighted average exercise price of $3.22 per share; warrants to purchase 339,792 common shares at a weighted average price of $13.70 per share; and 893,801 convertible Series D preferred shares convertible on a share-for-share basis into common stock.

        Reclassifications

               Certain reclassifications have been made to the prior year's financial statements to conform to the financial statement presentation included herein.

2.      INVENTORIES

               Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventories consisted of the following at September 30, 1999, and June 30, 1999:

                                               SEPTEMBER 30,     JUNE 30,
                                                   1999            1999
                                               -------------   -----------
               Raw materials                   $    569,000    $   469,000
               Work-in-progress                      18,000         25,000
               Finished goods                       267,000        288,000
                                               ============    ===========
                                               $    854,000    $   782,000
                                               ============    ===========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes thereto included elsewhere in this Report. The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties. The Company's actual results of operations could differ significantly from those anticipated in such forward-looking statements as a result of numerous factors including those discussed herein. Additional risks and uncertainties are described in the Company's most recent Annual Report on Form 10-K for its fiscal year ended June 30, 1999. This discussion should be read in conjunction with such report, copies of which are available upon request.

OVERVIEW

        The Company develops, manufactures and commercializes controllable drug delivery systems using iontophoretic technology. The majority of the Company's revenues have been generated through the sale of its iontophoretic drug delivery products in the physical therapy market for use in the delivery of dexamethasone and contract research revenues from the Company's collaboration with Novartis. The Company recently introduced its local dermal anesthesia products into the market place and, to date, has not realized significant revenue from the sales of such products. Since its inception, the Company has generally incurred operating losses and may incur additional operating losses over the next several years as a result of anticipated costs associated with increases in internally funded research, development and clinical trial activities relating to new applications for its iontophoretic drug delivery technologies. As of September 30, 1999, the Company's accumulated deficit was approximately $22,594,000. The Company's ability to achieve and sustain profitability will depend on its ability to achieve market acceptance and successfully expand sales of its existing products; successfully complete the development of, receive regulatory approvals for, and successfully manufacture and market its products under development; as well as successfully negotiate and enter into agreements with collaborative partners, licensors, licensees and other parties for the development, clinical testing, manufacture, marketing or sale of certain of its products or products in development, as to which there can be no assurance.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

        Revenues. Product sales increased 17% to $2,532,000 in the three months ended September 30, 1999, from $2,155,000 in the three months ended September 30, 1998. New products, increased market acceptance of iontophoresis and added distribution continue to fuel demand for the Company's iontophoretic drug delivery products.

        Contract research revenues, royalties and license fees decreased to $45,000 in the three months ended September 30, 1999, from $428,000 in the three months ended September 30, 1998. This decrease is attributable to the expiration of the Company's collaborative research and development program with Novartis in December 1998. Pending the initiation of new collaborative research and product development programs, such revenues, in the current quarter, are indicative of the Company's expectations for the remainder of the fiscal year.

        Costs of Products Sold. Costs of products sold decreased 2% to $924,000 in the three months ended September 30, 1999, from $947,000 in the three months ended September 30, 1998. This decrease in light of our reported sales increase reflects a more favorable product mix and the benefits of aggressive cost controls during the current quarter. Gross margins on product sales reached 64% during the current quarter compared to 56% last year.

        Research and Development Expense. Research and development expenditures increased 59% to $661,000 for the three months ended September 30, 1999, from $415,000 reported for the three months ended September 30, 1998. This increase primarily reflects the initiation of the Phase III clinical studies for IontoDex, a formulation of dexamethasone for the treatment of acute local inflammatory conditions, as well as increased expenditures in support of the Company's other product development programs. Last years costs included expenses incurred in connection with the Novartis program which were declining as the project began to wind down.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 7%, to $1,304,000 in the three months ended September 30, 1999 from $1,397,000 in the three months ended September 30, 1998. Higher sales and marketing costs during last years first quarter were primarily attributable to one-time costs associated with the restructuring of the Company's field sales force and higher marketing and promotional expenses. The decrease in sales and marketing expenses during the current fiscal quarter was offset, in part, by increased patent prosecution and maintenance costs and increased costs associated with legal, professional and related services in connection with investor relations and SEC compliance.

        Other Costs and Expenses. Net interest income and expense was $221,000 during the current quarter, unchanged from the $222,000 reported during the prior year period. Amounts in both periods reflect interest earnings on invested cash balances.

        The Company has substantial net operating loss carryforwards which, under the current "change of ownership" rules of the Internal Revenue Code of 1986, as amended, may be subject to substantial annual limitation. No income tax benefit was recognized on the Company's pre-tax loss for the three months ended September 30, 1999, which reflects management's estimate of the Company's fiscal 1999 tax position. In addition, no income tax expense was recognized for the three months ended September 30, 1998.

        Net income (loss). The Company recognized a net loss of $91,000 or $0.01 per share, during the three months ended September 30, 1999 compared to net income of $46,000 or $0.01 per share, during the three months ended September 30, 1998. During the current period, net interest earnings on invested cash balances offset a loss from operations, in part. With anticipated increases in internally funded research and development programs, including the IontoDex Phase III clinical studies, the Company expects to report a net loss for the fiscal year. During the three months ended September 30, 1998, net interest earnings on invested cash balances more than offset a loss from operations.

LIQUIDITY AND CAPITAL RESOURCES

        During fiscal 2000 the Company's operating losses, including its research and development programs, will be internally funded with cash flows from operations and existing cash balances. In the prior period such losses were internally funded with cash flows from operations and from contract research and development revenues the Company received from Novartis.

        In December 1998, the Company's collaborative research and development agreement with Novartis expired. Accordingly, the Company's contract research revenues declined during the second half of fiscal 1999. If successful in its efforts to enter into new collaborative research and development arrangements, the Company may earn additional contract research revenues, in fiscal 2000 and in future years.

        As of September 30, 1999, the Company had cash and cash equivalents totaling approximately $17,081,000. Cash in excess of immediate requirements is invested in a manner which is intended to maximize liquidity and return while minimizing investment risk, and, whenever possible, the Company seeks to minimize the potential effects of concentration of credit risk.

        The Company consumed $154,000 in cash for operating activities during the three months ended September 30, 1999, compared to $366,000 during the three months ended September 30, 1998. The decreased cash consumption in the current period can be attributed primarily to a lower net investment in working capital to finance sales growth as compared to the prior year period.

        Historically, the Company's operations have not been capital intensive and investment in property, plant and equipment during the periods presented has not been significant. However, investment in facilities and further automation may increase in the future. The Company's expenditures for equipment and furniture were $14,000 and $69,000 in each of the three month periods ended September 30, 1999 and 1998, respectively.

        Other uses of cash were $14,000 and $13,000 in principal reductions under capital lease obligations during the three months ended September 30, 1999 and 1998, respectively.

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

IMPACT OF THE YEAR 2000

        Many computer systems experience problems handling dates beyond the year 1999. The Company has completed its evaluation of its primary operating systems (including its financial systems, material requirements planning, and production lot tracking systems) and believes, based upon its evaluation as well as representations from its software suppliers, that its operating systems are substantially year 2000 compliant. To the extent that any software applications are not fully year 2000 compliant, the Company expects that software upgrades made in the normal course of business will minimize, isolate or possibly eliminate any substantive risks associated with software or system failure.

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

        None

Item 6. Exhibits and Reports on Form 8-K

        EXHIBITS:

        27.1 Financial Data Schedule for the three months ended September 30, 1999.

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



                                                      IOMED, Inc.
                                                      (Registrant)




Date:   November 12, 1999                        By:/s/ JAMES R. WEERSING
                                                    ---------------------------
                                                    James R. Weersing
                                                    Chairman of the Board



Date:   November 12, 1999                        By:/s/ ROBERT J. LOLLINI
                                                    ---------------------------
                                                    Robert J. Lollini
                                                    Vice President, Finance and
                                                    Chief Financial Officer

                                 EXHIBIT INDEX


        EXHIBITS:

        Exhibit
          No.                    Description                                Page
        -------                  -----------                                ----
        27.1       Financial Data Schedule for the three months ended
                   September 30, 1999.