Form 10-Q
period 1999-12-31
IOMED INC
filed 2000-02-09
CIK 1041652

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          DECEMBER 31, 1999

                                       or

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     ___________ to _____________

Commission File Number:                         0-37159
                                      -------------------------


                                   IOMED, INC.
             (Exact name of registrant as specified in its charter)


             UTAH                                          87-0441272
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


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of JANUARY 31, 2000:

 CLASSES OF COMMON STOCK                      NUMBER OF SHARES OUTSTANDING
--------------------------                    ----------------------------
Common Stock, no par value                            6,507,744

                                  IOMED, INC.
                                 -------------

                               INDEX TO FORM 10-Q



                         PART I -- FINANCIAL INFORMATION

                                                                                     Page
                                                                                     ----
Item 1.  Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets --
         December 31, 1999 and June 30, 1999......................................      3

         Condensed Consolidated Statements of Operations --
         Three months ended December 31, 1999 and 1998
         Six months ended December 31, 1999 and 1998..............................      4

         Condensed Consolidated Statements of Cash Flows --
         Six months ended December 31, 1999 and 1998..............................      5

         Notes to Condensed Consolidated Financial Statements.....................      6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations............................      8

Item 3.  Quantitative and Qualitative Disclosure about Market Risk
         Not applicable


                           PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders......................     11

Item 5.  Other Information........................................................     12

Item 6.  Exhibits and Reports on Form 8-K.........................................     12


                                   IOMED, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                DECEMBER 31,          JUNE 30,
                                                                   1999                1999
                                                                ------------       ------------
                                                                (unaudited)
Current assets:
     Cash and cash equivalents                                  $ 16,620,000       $ 17,263,000
     Accounts receivable                                           1,591,000          1,292,000
     Inventories                                                     922,000            782,000
     Prepaid expenses                                                  8,000             43,000
                                                                ------------       ------------
         Total current assets                                     19,141,000         19,380,000

Equipment and furniture, net                                         608,000            603,000
Other assets                                                         155,000            171,000
                                                                ------------       ------------

         TOTAL ASSETS                                           $ 19,904,000       $ 20,154,000
                                                                ============       ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Trade accounts payable                                     $    110,000       $    237,000
     Accrued expenses and other liabilities                          964,000            940,000
     Current portion of long-term obligations                         84,000             57,000
                                                                ------------       ------------
         Total current liabilities                                 1,158,000          1,234,000

Long-term obligations                                                220,000            129,000

Commitments

Shareholders' equity:
     Common shares                                                34,413,000         34,413,000
     Convertible preferred shares                                  6,881,000          6,881,000
     Accumulated deficit                                         (22,768,000)       (22,503,000)
                                                                ------------       ------------
         Total shareholders' equity                               18,526,000         18,791,000
                                                                ------------       ------------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $ 19,904,000       $ 20,154,000
                                                                ============       ============




                             See accompanying notes.

                                   IOMED, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                DECEMBER 31,                        DECEMBER 31,
                                                         -----------------------------       -----------------------------
                                                            1999              1998              1999              1998
                                                         -----------       -----------       -----------       -----------
                                                                   (unaudited)                        (unaudited)
Revenues:
     Product sales                                       $ 2,643,000       $ 2,440,000       $ 5,175,000       $ 4,595,000
     Contract research revenue, royalties & license
     fees                                                     28,000           370,000            73,000           798,000

                                                         -----------       -----------       -----------       -----------
         Total revenues                                    2,671,000         2,810,000         5,248,000         5,393,000


Operating costs and expenses:
     Cost of products sold                                   905,000         1,040,000         1,829,000         1,987,000
     Research and development                                848,000           452,000         1,509,000           867,000
     Selling, general and administrative                   1,342,000         1,433,000         2,646,000         2,830,000
                                                         -----------       -----------       -----------       -----------
         Total costs and expenses                          3,095,000         2,925,000         5,984,000         5,684,000
                                                         -----------       -----------       -----------       -----------


Loss from operations                                        (424,000)         (115,000)         (736,000)         (291,000)


Interest expense                                               4,000             4,000             8,000            10,000
Interest income and other, net                               254,000           224,000           479,000           452,000
                                                         -----------       -----------       -----------       -----------


Net income (loss)                                        $  (174,000)      $   105,000       $  (265,000)      $   151,000
                                                         ===========       ===========       ===========       ===========

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE         $     (0.03)      $      0.01       $     (0.04)      $      0.02
                                                         ===========       ===========       ===========       ===========








                             See accompanying notes.

                                   IOMED, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   SIX MONTHS ENDED
                                                                     DECEMBER 31,
                                                               1999               1998
                                                            ------------       ------------
                                                                      (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                           $   (265,000)      $    151,000
Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                               182,000            207,000
     Changes in assets and liabilities:
         Accounts receivable                                    (299,000)           404,000
         Inventories                                            (140,000)          (101,000)
         Prepaid expenses                                         35,000             20,000
         Trade accounts payable                                 (127,000)          (497,000)
         Accrued expenses and other liabilities                   24,000             (3,000)
                                                            ------------       ------------
Net cash provided by (used in) operating activities             (590,000)           181,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and furniture                            (171,000)          (116,000)
                                                            ------------       ------------
Net cash provided by (used in) investing activities             (171,000)          (116,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options                              ---              2,000
Proceeds on long-term obligations                                145,000                ---
Payments on long-term obligations                                (27,000)           (24,000)
                                                            ------------       ------------
Net cash provided by (used in) financing activities              118,000            (22,000)

Net increase (decrease) in cash and cash equivalents            (643,000)            43,000

Cash and cash equivalents at beginning of period              17,263,000         16,709,000
                                                            ------------       ------------

Cash and cash equivalents at end of period                  $ 16,620,000       $ 16,752,000
                                                            ============       ============










                             See accompanying notes.

                                   IOMED, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Description of Business

                  IOMED, Inc., a Utah corporation (the "Company"), develops, manufactures and commercializes controllable drug delivery systems using proprietary iontophoretic technology. Iontophoresis is a method of enhancing and controlling the transport of drugs through the skin utilizing a low-level electrical current.

         Basis of Presentation

                  In the opinion of management, the accompanying condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of December 31, 1999, and the results of its operations and cash flows for the interim periods ended December 31, 1999, and 1998. The operating results for the interim periods are not necessarily indicative of the results for a full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended June 30, 1999, included in the Company's Annual Report on Form 10-K, dated September 28, 1999.

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

                  Net income (loss) as presented in the condensed consolidated statements of operations represents the numerator used in computing both basic and diluted earnings per share and the following table sets forth the computation of the weighted average shares representing the denominator used in determining basic and diluted earnings per share:

                                                         THREE MONTHS ENDED    SIX MONTHS ENDED
                                                            DECEMBER 31,          DECEMBER 31,
                                                         -----------------    ------------------
                                                          1999      1998       1999       1998
                                                         ------    ------     ------     ------
                                                          (IN THOUSANDS)       (IN THOUSANDS)
      Denominator for basic earnings per share -
          weighted average shares outstanding.........   6,508      6,501      6,508      6,501
      Dilutive securities: preferred stock and
          certain stock options.......................     ---        903        ---        942
                                                         -----      -----      -----      -----
     Denominator for diluted earnings per share --
          adjusted weighted average shares
          outstanding and assumed conversions.........   6,508      7,404      6,508      7,443
                                                         =====      =====      =====      =====

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  At December 31, 1999, the following potentially dilutive securities were outstanding but were not included in the computation of diluted earnings per share due to their anti-dilutive effect: options to purchase approximately 1,247,498 common shares at a weighted average exercise price of $3.31 per share; and warrants to purchase 339,792 common shares at a weighted average price of $13.70 per share; and 893,801 convertible Series D preferred shares convertible on a share-for-share basis into common stock.

2.       INVENTORIES

                  Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventories consisted of the following at December 31, 1999 and June 30, 1999:

                                      DECEMBER 31,    JUNE 30,
                                         1999          1999
                                      ------------   ---------
                 Raw materials         $662,000      $469,000
                 Work-in-progress        27,000        25,000
                 Finished goods         233,000       288,000
                                       ========      ========
                                       $922,000      $782,000
                                       ========      ========

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

OVERVIEW

         The Company develops, manufactures and commercializes controllable drug delivery systems using iontophoretic technology. The majority of the Company's revenues have been generated through the sale of its iontophoretic drug delivery products in the physical therapy market for use in the delivery of dexamethasone. The Company introduced its local dermal anesthesia products into the market place in January 1997 and, to date, has not realized significant revenue from the sales of such products. Since its inception, the Company has generally incurred operating losses and may incur additional operating losses over the next several years as a result of anticipated costs associated with increases in internally funded research, development and clinical trial activities relating to new applications for its iontophoretic drug delivery technologies. As of December 31, 1999, the Company's accumulated deficit was approximately $22,768,000. The Company's ability to achieve and sustain profitability will depend on its ability to achieve market acceptance and successfully expand sales of its existing products; successfully complete the development of, receive regulatory approvals for, and successfully manufacture and market its products under development; as well as successfully negotiate and enter into agreements with collaborative partners, licensors, licensees and other parties for the development, clinical testing, manufacture, marketing or sale of certain of its products or products in development, as to which there can be no assurance.

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

RESULTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998

         Revenues. Product sales increased 8% and 13% to $2.6 million and $5.2 million in the three and six months ended December 31, 1999, respectively, from $2.4 million and $4.6 million in the three and six months ended December 31, 1998, respectively. The increase can be attributed primarily to higher sales of the Company's iontophoretic drug delivery products for the treatment of local inflammation resulting from new products, increased market acceptance of iontophoresis and added distribution.

         Contract research revenues, royalties and license fees decreased to $28,000 and $73,000 in the three and six months ended December 31, 1999, respectively, from $370,000 and $798,000 in the three and six months ended December 31, 1998, respectively. This decrease is attributable to the expiration of the Company's collaborative research and development program with a Pharmaceuticals Corporation ("Novartis") in December 1998. Without new collaborative research and product development programs, such revenues, in the current quarter, are indicative of the Company's expectations for the remainder of the fiscal year.

         Costs of Products Sold. Costs of products sold decreased 13% and 8% to $905,000 and $1.8 million in the three and six months ended December 31, 1999, respectively, from $1.0 million and $2.0 million in the three and six months ended December 31, 1998, respectively. This decrease reflects a more favorable product mix and improved operating efficiencies during the current periods. Gross margins on product sales reached 66% and 65% during the current three and six month periods, respectively, compared to 57% in both three and six month periods in 1998.

         Research and Development Expense. Research and development expenditures increased 87% to $848,000 for the three months ended December 31, 1999, compared to $452,000 reported for the three months ended December 31, 1998. Research and development expenditures of $1.5 million for the six months ended December 31, 1999, were up 74% from the $867,000 reported for the six months ended December 31, 1998. This increase primarily reflects the initiation of the Phase III clinical studies for IontoDex, a formulation of dexamethasone for the treatment of acute local inflammatory conditions, as well as increased expenditures in support of the Company's other product development programs. Last years costs included expenses incurred in connection with the Novartis program, which were declining as the project began to wind down.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 6%, to $1.3 million in the three months ended December 31, 1999, compared to $1.4 million in the three months ended December 31, 1998. Selling, general and administrative expenses of $2.6 million for the six months ended December 31, 1999, decreased 6% from the $2.8 million for the six months ended December 31, 1998. Higher sales and marketing costs in last year's first and second quarters were primarily attributable to one-time costs associated with the restructuring of the Company's field sales force and higher marketing and promotional expenses for the Numby product line. The decrease in sales and marketing expenses during the current periods were offset, in part, by increased patent prosecution and maintenance costs and increased costs associated with legal, professional and related services in connection with investor relations and SEC compliance.

         Other Costs and Expenses. Net interest income and expense increased to $250,000 and $471,000 in the three and six months ended December 31, 1999,respectively, compared to $220,000 and $442,000 in the same periods last year. Amounts in both periods reflect interest earnings on the invested cash balances.

         Income Taxes. The Company has substantial net operating loss carryforwards which, under the current "change of ownership" rules of the Internal Revenue Code of 1986, as amended, may be subject to substantial annual limitation. No income tax benefit was recognized for the three and six month periods ended December 31, 1999, which reflects management's estimate of the Company's fiscal 2000 tax position. In addition, no income tax expense was recognized on the Company's pre-tax income for the three and six month periods ended December 31, 1998.


         Net income (loss). The Company recognized a net loss of $174,000 or $0.03 per share during the three months ended December 31, 1999, compared to net income of $105,000 or $0.01 per share in the three months ended December 31, 1998. The Company recognized a net loss of $265,000 or $0.04 per share during the six months ended December 31, 1999, compared to a net income of $151,000 or $0.02 per share in the six months ended December 31, 1998. During the current three and six month periods, interest earnings on invested cash balances offset a loss from operations, in part. With anticipated increases in internally funded research and development programs, including the IontoDex Phase III clinical studies, the Company expects to report a net loss for the fiscal year. During the three and six months ended December 31, 1998, net interest earnings on invested cash balances more than offset a loss from operations.

LIQUIDITY AND CAPITAL RESOURCES

         During fiscal 2000, the Company's operating losses, including its research and development programs, will be internally funded with cash flows from operations and existing cash balances. In the prior period such losses were internally funded with cash flows from operations and from contract research and development revenues the Company received from Novartis.

         In December 1998, The Company's collaborative research and development agreement with Novartis expired. Accordingly, the Company's contract research revenues declined during the first six months of fiscal 2000. If successful in its efforts to enter into new collaborative research and development arrangements, the Company may earn additional contract research revenues in fiscal 2000 and in future years.

         As of December 31, 1999, the Company had cash and cash equivalents totaling approximately $16.6 million. Cash in excess of immediate requirements is invested in a manner which is intended to maximize liquidity and return while minimizing investment risk, and, whenever possible, the Company seeks to minimize the potential effects of concentration of credit risk.

         The Company consumed $590,000 in cash for operating activities during the six months ended December 31, 1999, compared to generating $181,000 during the six months ended December 31, 1998. The increased cash consumption in the current period can be attributable primarily to the reported net loss during the six months ended December 31, 1999 and an increased investment in working capital during the period.

         Historically, the Company's operations have not been capital intensive and investment in property, plant and equipment during the periods presented has not been significant. However, the Company entered into a master lease agreement with a bank to provide up to an additional $1 million in lease financing for the Company's anticipated investments in capital equipment. As of December 31, 1999, the Company had approximately $145,000 outstanding under the lease agreement, all of which was classified as long-term debt. The Company intends to use the available credit under the agreement to fund the majority of its capital equipment needs during the next 12 months. The Company's expenditures for equipment and furniture were $171,000 and $116,000 in each of the six months ended December 31, 1999 and 1998, respectively.

         Other uses of cash were $27,000 and $24,000 in principal reductions under capital lease obligations during the six months ended December 31, 1999 and 1998, respectively. The Company recorded additional proceeds from long-term obligations of $145,000 in the six-months ended December 31, 1999.

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

IMPACT OF THE YEAR 2000

         The Year 2000 computer issue refers to a condition in computer software where a two-digit field rather than a four-digit field is used to distinguish a calendar year. Unless corrected, some computer programs, hardware and non-information technology systems could be unable to process information containing dates subsequent to December 31, 1999. As a result, such programs and systems could experience miscalculations, malfunctions or disruptions.

         As of the date of this filing, there have been no internal system disruptions caused by the changeover from year 1999 to year 2000. The Company's information systems are operating effectively and the Company has noticed no third party system failures associated with the Year 2000. The Company will continue to monitor the situation for any internal or third party system disruptions, but expects none at this time. However, there can be no assurances that such disruptions will not be discovered or arise in the future or that the Company will be able to identify and validate an alternative source for any service or material which may be affected by such disruptions.

         Prior to January 1, 2000, the Company completed detailed programs to address Year 2000 readiness of its primary operating systems (including its financial systems, material requirements planning, and production lot tracking systems) and those of its suppliers and other vendors whose systems might impact the Company's operations. The custom circuitry and software utilized in the Company's iontophoretic dose controllers do not include any date driven functions and therefore have not exhibited any change in performance due to the arrival of the year 2000. Costs incurred in connection with the Company's Year 2000 efforts have not been material.


                          PART II -- OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

                  The Company held its Annual Meeting of Shareholders on November 19, 1999, to consider and vote on the following proposals: (i) election of two directors to serve a term of three years or until their successors are duly elected and qualified; (ii) approval of an amendment to the Company's 1997 Share Incentive Plan to increase the number of shares reserved for issuance; and (iii) ratification of the appointment of Ernst & Young LLP as the Company's auditors for the fiscal year ending June 30, 2000.

                  Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees, as listed in the Company's Proxy Statement, and all nominees were elected with the following vote:


                                                        NUMBER OF VOTES
                                               IN FAVOR                 WITHHELD
                                               --------                 --------
                  John W Fara, Ph.D.           5,245,294                503,752
                  Steven P. Sidwell            5,245,294                503,752

                  The following directors' terms of office continued after the meeting:

                  DIRECTORS                                            TERM ENDING
                  ---------                                            -----------
                  Michael T. Sember                                        2000
                  James R. Weersing                                        2000
                  Peter J. Wardle                                          2001
                  Warren Wood                                              2001


                  The proposal to approve an amendment to the Company's 1997 Share Incentive Plan to increase the number of shares reserved for issuance was approved with the following vote:

                                     NUMBER OF VOTES

                     IN FAVOR           AGAINST         ABSTAINED          NOT VOTED
                     --------           -------         ---------          ---------
                     3,540,940           106,770          19,810            2,081,526


                  The proposal to ratify the appointment of Ernst & Young LLP as the Company's auditors was approved with the following vote:

                                    NUMBER OF VOTES

                     IN FAVOR           AGAINST         ABSTAINED
                     --------           -------         ---------
                    5,737,196            1,640           10,210

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         EXHIBITS:

         27.1 Financial Data Schedule for the six months ended December 31,
1999.

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



                                          IOMED, Inc.
                                          ------------------------------
                                          (Registrant)




Date:    February 7, 2000          By:  /s/ James R. Weersing
                                        --------------------------------
                                        James R. Weersing
                                        President and Chief Executive Officer



Date:    February 7, 2000          By:  /s/ Robert J. Lollini
                                        --------------------------------
                                        Robert J. Lollini
                                        Vice President, Finance and
                                        Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT                 DESCRIPTION
-------                 -----------
 27.1                   Financial Data Schedule for the six months ended
                        December 31, 1999.