Form 10-Q
period 2000-03-31
IOMED INC
filed 2000-05-12
CIK 1041652

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   MARCH 31, 2000

                                       or

[  ]  TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from___________ to______________

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


        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of APRIL 30, 2000:

       CLASSES OF COMMON STOCK                    NUMBER OF SHARES OUTSTANDING
       -----------------------                    ----------------------------
      Common Stock, no par value                            6,527,535

                                   IOMED, INC.

                                  ------------

                               INDEX TO FORM 10-Q



                         PART I -- FINANCIAL INFORMATION


Item 1. Financial Statements (unaudited)                                      Page
        Condensed Consolidated Balance Sheets --
        March 31, 2000 and June 30, 1999 ...................................    3

        Condensed Consolidated Statements of Operations --
        Three months ended March 31, 2000 and 1999 Nine months ended
        March 31, 2000 and 1999 ............................................    4

        Condensed Consolidated Statements of Cash Flows --
        Nine months ended March 31, 2000 and 1999 ..........................    5

        Notes to Condensed Consolidated Financial Statements ...............    6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations ......................    8

Item 3. Quantitative and Qualitative Disclosure about Market Risk
        Not applicable


                           PART II - OTHER INFORMATION

Item 5. Other Information ..................................................   11

Item 6. Exhibits and Reports on Form 8-K ...................................   11

                                   IOMED, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                          MARCH 31,          JUNE 30,
                                                           2000                1999
                                                        ------------        ------------
                                                        (unaudited)
Current assets:
    Cash and cash equivalents                           $ 16,548,000       $ 17,263,000
    Accounts receivable                                    1,340,000          1,292,000
    Inventories                                              870,000            782,000
    Prepaid expenses                                         117,000             43,000
                                                        ------------       ------------
        Total current assets                              18,875,000         19,380,000

Equipment and furniture, net                                 893,000            603,000
Other assets                                                 147,000            171,000
                                                        ------------       ------------

        TOTAL ASSETS                                    $ 19,915,000       $ 20,154,000
                                                        ============       ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Trade accounts payable                              $    139,000       $    237,000
    Accrued expenses and other liabilities                   871,000            940,000
    Current portion of long-term obligations                 129,000             57,000
                                                        ------------       ------------
        Total current liabilities                          1,139,000          1,234,000

Long-term obligations                                        421,000            129,000

Commitments

Shareholders' equity:
    Common shares                                         34,456,000         34,413,000
    Convertible preferred shares                           6,881,000          6,881,000
    Accumulated deficit                                  (22,982,000)       (22,503,000)
                                                        ------------       ------------
        Total shareholders' equity                        18,355,000         18,791,000
                                                        ------------       ------------

        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $ 19,915,000       $ 20,154,000
                                                        ============       ============


                             See accompanying notes.

                                   IOMED, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                          MARCH 31,                           MARCH 31,
                                                -----------------------------       -----------------------------
                                                    2000              1999              2000             1999
                                                -----------       -----------       -----------       -----------
                                                         (unaudited)                         (unaudited)
Revenues:
    Product sales                               $ 2,561,000       $ 2,365,000       $ 7,736,000       $ 6,960,000
    Contract research revenue, royalties &
      license fees                                   52,000            38,000           125,000           836,000
                                                -----------       -----------       -----------       -----------
        Total revenues                            2,613,000         2,403,000         7,861,000         7,796,000


Operating costs and expenses:
    Cost of products sold                           891,000           992,000         2,720,000         2,979,000
    Research and development                        772,000           420,000         2,281,000         1,287,000
    Selling, general and administrative           1,402,000         1,290,000         4,048,000         4,120,000
                                                -----------       -----------       -----------       -----------
        Total costs and expenses                  3,065,000         2,702,000         9,049,000         8,386,000
                                                -----------       -----------       -----------       -----------

Loss from operations                               (452,000)         (299,000)       (1,188,000)         (590,000)

Interest expense                                     10,000             6,000            18,000            16,000
Interest income and other, net                      248,000           208,000           727,000           660,000
                                                -----------       -----------       -----------       -----------


Net income (loss)                               $  (214,000)      $   (97,000)      $  (479,000)      $    54,000
                                                ===========       ===========       ===========       ===========
BASIC AND DILUTED INCOME (LOSS) PER
  COMMON  SHARE                                 $     (0.03)      $     (0.01)      $     (0.07)      $      0.01
                                                ===========       ===========       ===========       ===========


                             See accompanying notes.

                                   IOMED, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                     NINE MONTHS ENDED
                                                                           MARCH 31,
                                                                   2000               1999
                                                               ------------       ------------
                                                                         (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                              $   (479,000)      $     54,000
Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                   279,000            271,000
    Changes in assets and liabilities:
        Accounts receivable                                         (48,000)           436,000
        Inventories                                                 (88,000)          (103,000)
        Prepaid expenses                                            (74,000)            58,000
        Trade accounts payable                                      (98,000)          (412,000)
        Accrued expenses and other liabilities                      (69,000)            11,000
                                                               ------------       ------------
Net cash provided by (used in) operating activities                (577,000)           315,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and furniture                               (127,000)          (171,000)
                                                               ------------       ------------
Net cash provided by (used in) investing activities                (127,000)          (171,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options                              43,000              3,000
Payments on long-term obligations                                   (54,000)           (42,000)
                                                               ------------       ------------
Net cash provided by (used in) financing activities                 (11,000)           (39,000)

Net increase (decrease) in cash and cash equivalents               (715,000)           105,000

Cash and cash equivalents at beginning of period                 17,263,000         16,709,000
                                                               ------------       ------------

Cash and cash equivalents at end of period                     $ 16,548,000       $ 16,814,000
                                                               ============       ============

Non-cash activities:
     Purchase of equipment under capital lease obligation      $    418,000       $         --



                             See accompanying notes.

                                   IOMED, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Description of Business

               IOMED, Inc., a Utah corporation (the "Company"), develops, manufactures and commercializes controllable drug delivery systems using proprietary iontophoretic technology. Iontophoresis is a method of enhancing and controlling the transport of drugs through skin and other body tissues using a low-level electrical current.

        Basis of Presentation

               In the opinion of management, the accompanying condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2000, and the results of its operations and cash flows for the interim periods ended March 31, 2000, and 1999. The operating results for the interim periods are not necessarily indicative of the results for a full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended June 30, 1999, included in the Company's Annual Report on Form 10-K, dated September 28, 1999.

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

               Net income (loss) as presented in the condensed consolidated statements of operations represents the numerator used in computing both basic and diluted earnings per share and the following table sets forth the computation of the weighted average shares representing the denominator used in determining basic and diluted earnings per share:


                                            THREE MONTHS ENDED      NINE MONTHS ENDED
                                                 MARCH 31,               MARCH 31,
                                           ------------------      -------------------
                                           2000          1999      2000          1999
                                           ----          ----      -----         -----
                                             (IN THOUSANDS)           (IN THOUSANDS)
Denominator for basic earnings per
   share - weighted average shares
   outstanding                             6,527         6,503     6,514         6,501
Dilutive securities: preferred
   stock and certain stock options            --            --        --           954
                                           -----         -----     -----         -----
Denominator for diluted earnings
   per share -- adjusted weighted
   average shares outstanding and
   assumed conversions                     6,527         6,503     6,514         7,455
                                           =====         =====     =====         =====

               At March 31, 2000, the following potentially dilutive securities were outstanding but were not included in the computation of diluted earnings per share due to their anti-dilutive effect: options to purchase approximately 1,227,169 common shares at a weighted average exercise price of $3.33 per share; and warrants to purchase 339,792 common shares at a weighted average price of $13.70 per share; and 893,801 convertible Series D preferred shares convertible on a share-for-share basis into common stock.

        New Accounting Pronouncements

               In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements. The effective date of SAB 101 is the second quarter of the fiscal year ending after December 15, 1999. This SAB clarifies certain existing guidance related to revenue recognition. The Company is currently evaluating SAB 101 to determine the impact that it will have on its revenue recognition policies and practices.


2.      INVENTORIES

               Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventories consisted of the following at March 31, 2000 and June 30, 1999:

                                            MARCH 31,          JUNE 30,
                                              2000               1999
                                            --------           --------
         Raw materials                      $571,000           $469,000
         Work-in-progress                     39,000             25,000
         Finished goods                      260,000            288,000
                                            --------           --------
                                            $870,000           $782,000
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

OVERVIEW

        The Company develops, manufactures and commercializes controllable drug delivery systems using iontophoretic technology. The majority of the Company's revenues have been generated through the sale of its iontophoretic drug delivery products in the physical therapy market for use in the delivery of dexamethasone. The Company introduced its local dermal anesthesia products into the market place in January 1997 and, to date, has not realized significant revenue from the sales of such products. Since its inception, the Company has generally incurred operating losses and may incur additional operating losses over the next several years as a result of anticipated costs associated with increases in internally funded research, development and clinical trial activities relating to new applications for its iontophoretic drug delivery technologies. As of March 31, 2000, the Company's accumulated deficit was approximately $22,982,000. The Company's ability to achieve and sustain profitability will depend on its ability to achieve market acceptance and successfully expand sales of its existing products; successfully complete the development of, receive regulatory approvals for, and successfully manufacture and market its products under development; as well as successfully negotiate and enter into agreements with collaborative partners, licensors, licensees and other parties for the development, clinical testing, manufacture, marketing or sale of certain of its products or products in development, as to which there can be no assurance.

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

RESULTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2000 AND 1999

        Revenues. Product sales increased 8% and 11% to $2.6 million and $7.7 million in the three and nine months ended March 31, 2000, respectively, from $2.4 million and $7.0 million in the three and nine months ended March 31, 1999, respectively. The increase can be attributed primarily to higher sales of the Company's iontophoretic drug delivery products for the treatment of local inflammation resulting from the continued success of new products, expanded distribution efforts and increased market acceptance of iontophoresis.

        Contract research revenues, royalties and license fees increased to $52,000 and decreased to $125,000 in the three and nine months ended March 31, 2000, respectively, from $38,000 and $836,000 in the three and nine months ended March 31, 1999, respectively. The nine month period decrease is attributable to the expiration of the Company's collaborative research and development program with a pharmaceuticals corporation ("Novartis") in December 1998. Without new collaborative research and product development programs, such revenues, in the current quarter, are indicative of the Company's expectations for the remainder of the fiscal year.

        Costs of Products Sold. Costs of products sold decreased 10% and 9% to $891,000 and $2.7 million in the three and nine months ended March 31, 2000, respectively, from $1 million and $3 million in the three and nine months ended March 31, 1999, respectively. This decrease reflects a more favorable product mix and improved operating efficiencies during the current periods. Gross margins on product sales reached 65% in both the current three and nine month periods compared to 58% and 57%, respectively, in the prior year's three and nine month periods.

        Research and Development Expense. Research and development expenditures increased 84% to $772,000 for the three months ended March 31, 2000, compared to $420,000 reported for the three months ended March 31, 1999. Research and development expenditures of $2.3 million for the nine months ended March 31, 2000, increased 77% from the $1.3 million reported for the nine months ended March 31, 1999. This increase primarily reflects the initiation and progress of the Phase III clinical studies for IontoDex, a formulation of dexamethasone for the treatment of acute local inflammatory conditions, as well as increased expenditures in support of the Company's other product development programs. In addition, the Company has been funding preclinical work on the iontophoretic delivery of drugs to the eye. Last year's costs included expenses incurred in connection with the Novartis program, which were declining as the project neared completion.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 9%, to $1.4 million in the three months ended March 31, 2000, compared to $1.3 million in the three months ended March 31, 1999. Selling, general and administrative expenses of $4.0 million for the nine months ended March 31, 2000, decreased 2% from the $4.1 million for the nine months ended March 31, 1999. The current quarter's increase reflects increased administrative costs, including business development costs and patent related costs. The nine month period decrease is due to higher sales and marketing costs in last year's first and second quarters that were primarily attributable to one-time costs associated with the restructuring of the Company's field sales force and higher marketing and promotional expenses for the Numby product line.

        Other Costs and Expenses. Net interest income increased to $238,000 and $709,000 in the three and nine months ended March 31, 2000, respectively, compared to $202,000 and $644,000 in the same periods last year. Amounts in both periods reflect interest earnings on the invested cash balances.

        Income Taxes. The Company has substantial net operating loss carryforwards, which, under the current "change of ownership" rules of the Internal Revenue Code of 1986, as amended, may be subject to substantial annual limitation. No income tax benefit was recognized for the three and nine month periods ended March 31, 2000, which reflects management's estimate of the Company's fiscal 2000 tax position. In addition, no income tax benefit was recognized for the three months ended March 31, 1999 and no income tax expense was recognized on the Company's pre-tax income for the nine month period ended March 31, 1999.

        Net income (loss). The Company recognized a net loss of $214,000 or $0.03 per share during the three months ended March 31, 2000, compared to a net loss of $97,000 or $0.01 per share in the three months ended March 31, 1999. The Company recognized a net loss of $479,000 or $0.07 per share during the nine months ended March 31, 2000, compared to net income of $54,000 or $0.01 per share in the nine months ended March 31, 1999. During the current three and nine month periods, interest earnings on invested cash balances offset a loss from operations, in part. With anticipated increases in internally funded research and development programs, including the IontoDex Phase III clinical studies, the Company expects to report a net loss for the fiscal year. Net interest earnings on invested cash balances offset, in part, a loss from operations for the three months ended March 31, 1999 and more than offset a loss from operations for the nine months ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

        During fiscal 2000, the Company's operating losses, including its research and development programs, will be internally funded. In the prior period such losses were internally funded with cash flows from operations and from contract research and development revenues the Company received from Novartis. In December 1998, the Company's collaborative research and development agreement with Novartis expired. Accordingly, the Company's contract research revenues declined during the first nine months of fiscal 2000. If successful in its efforts to enter into new collaborative research and development arrangements, the Company may earn additional contract research revenues in fiscal 2000 and in future years.

        As of March 31, 2000, the Company had cash and cash equivalents totaling approximately $16.5 million. Cash in excess of immediate requirements is invested in a manner which is intended to maximize liquidity and return while minimizing investment risk, and, whenever possible, the Company seeks to minimize the potential effects of concentration of credit risk.

        The Company consumed $577,000 in cash for operating activities during the nine months ended March 31, 2000, compared to generating $315,000 during the nine months ended March 31, 1999. The increased cash consumption in the current period can be attributable primarily to the reported net loss during the nine months ended March 31, 2000 and an increased investment in working capital during the period.

        Historically, the Company's operations have not been capital intensive and investment in property, plant and equipment during the periods presented has not been significant. However, the Company entered into a master lease agreement with a bank to provide up to an additional $1 million in lease financing for the Company's anticipated investments in capital equipment. As of March 31, 2000, the Company had approximately $418,000 outstanding under the lease agreement, all of which was classified as long-term debt. The Company intends to use the available credit under the agreement to fund the majority of its capital equipment needs during the next 12 months. The Company's expenditures for equipment and furniture were $545,000 and $171,000 in each of the nine months ended March 31, 2000 and 1999, respectively.

        Other uses of cash were $54,000 and $42,000 in principal reductions under capital lease obligations during the nine months ended March 31, 2000 and 1999, respectively. The Company recorded $43,000 in proceeds from the exercise of stock options in the nine months ended March 31, 2000.

        In an effort to meet anticipated future growth and to consolidate its research and administrative functions and manufacturing operations, the Company expects to execute a lease agreement in the fourth quarter of fiscal year 2000 for an approximate 34,000 square foot facility. Accordingly, the Company expects to record a non-recurring charge of approximately $300,000 to $400,000, or $0.05 to $0.06 per share, against fiscal year 2000 fourth quarter income relating to the abandonment of its current facilities.

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

        As of the date of this filing, there has been no internal system disruptions caused by the changeover from year 1999 to year 2000. The Company's information systems are operating effectively and the Company has noticed no third party system failures associated with the Year 2000. The Company will continue to monitor the situation for any internal or third party system disruptions, but expects none at this time. However, there can be no assurances that such disruptions will not be discovered or arise in the future or that the Company will be able to identify and validate an alternative source for any service or material which may be affected by such disruptions.

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


                          PART II -- OTHER INFORMATION

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

        EXHIBITS:

        27.1 Financial Data Schedule for the nine months ended March 31, 2000.

        REPORTS ON FORM 8-K:

        Date                 Item Reported
        ----                 -------------
        February 9, 2000     The Registrant's February 2, 2000 press release
                             regarding second quarter earnings and the
                             appointments of James R. Weersing to President and
                             Chief Executive Officer and Peter J. Wardle to
                             Chairman.

                                   IOMED, INC.

                                  ------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         IOMED, Inc.
                                       ----------------
                                         (Registrant)




Date:   May 12, 2000                   By: /s/ James R. Weersing
                                           -------------------------------------
                                           James R. Weersing
                                           President and Chief Executive Officer



Date:   May 12, 2000                   By: /s/ Robert J. Lollini
                                           -------------------------------------
                                           Robert J. Lollini
                                           Vice President, Finance and
                                           Chief Financial Officer