Form 10-K
period 2000-06-30
IOMED INC
filed 2000-09-28
CIK 1041652

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 2000

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

                           COMMON STOCK, NO PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Registrant's voting stock held by non-affiliates based upon the closing price of the common stock as quoted on the American Stock Exchange on September 1, 2000, was approximately $18,459,600.

     The number of shares of Registrant's common stock outstanding on September 1, 2000, was 6,530,659.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain information is incorporated into Part III of this Report on Form 10-K by reference to the Registrant's Proxy Statement for its 2000 Annual Meeting of Shareholders.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       -----
                                   PART I
Item 1   Business....................................................      3
Item 2   Properties..................................................     17
Item 3   Legal Proceedings...........................................     18
Item 4   Submission of Matters to a Vote of Security Holders.........     18

                                  PART II

Item 5   Market for Registrant's Common Equity and Related
         Stockholder Matters.........................................     19
Item 6   Selected Consolidated Financial Data........................     20
Item 7   Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................     21
Item 7a  Quantitative and Qualitative Information About Market
         Risk........................................................     29
Item 8   Financial Statements and Supplementary Data.................     30
Item 9   Changes and Disagreements with Accountants on Accounting and
         Financial Disclosure........................................     30
         Audited Financial Statements................................  31-46

                                  PART III
Item 10  Directors and Executive Officers of the Company.............     47
Item 11  Executive Compensation......................................     47
Item 12  Security Ownership of Certain Beneficial Owners and
         Management..................................................     47
Item 13  Certain Relationships and Related Transactions..............     47

                                  PART IV

Item 14  Exhibits, Financial Statement Schedules, and Reports on Form
         8-K.........................................................     47
SIGNATURES...........................................................     50

                                     PART I

ITEM 1. BUSINESS

FORWARD-LOOKING STATEMENTS

     Certain statements contained in this report on Form 10-K (the "Report") are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements may be identified by the use of terminology such as "may," "will," "expect," "anticipate," "intend," "designed," "estimate," "should," or "continue" or the negatives thereof or other variations thereon or comparable terminology. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of IOMED, Inc. and its subsidiary Dermion, Inc. (collectively the "Company"), or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, among other things, the following: the Company's sporadic history of profitability and the continuing uncertainty of its profitability; the Company's ability to develop and introduce new products; the uncertainty of market acceptance of the Company's new and existing products and their market penetration; the uncertainties related to the Company's product development programs; the Company's reliance on collaborative partners and licenses; the Company's limited sales, marketing and distribution experience and current dependence on distributors; the risks associated with obtaining governmental approval of the Company's products; the highly competitive industry in which the Company operates and the rapid pace of technological change within that industry; the uncertainty of patented and proprietary technology protection and the Company's reliance on such patented and proprietary technology (including reliance on technology licensed from third parties); changes in or failure to comply with governmental regulation; the uncertainty of third party reimbursement for the Company's products; the Company's dependence on key employees; general economic and business conditions and other factors referenced in this Report.

INTRODUCTION

     The Company was incorporated in Utah in 1974 as Motion Control, Inc. In 1987, the Company merged with JMW Acquisition Corporation, and the name of the merged entity was changed to IOMED, Inc. The Company is a specialty pharmaceutical company focused on satisfying substantial unmet medical needs in large pharmaceutical markets. The Company is currently pursuing research, product development and commercialization activities primarily in the local inflammation and ophthalmic markets, representing worldwide annual markets of $10 billion and $5 billion, respectively.

     The Company is funded, in part, by an established business engaged in the manufacture and sale of iontophoretic drug delivery systems primarily used to treat acute local inflammation in the sports and occupational medicine and physical therapy markets. Iontophoresis is a non-invasive method of enhancing and controlling the active transdermal transport of water-soluble ionic drugs into and through the skin and other body tissues using a low-level electrical current. The Company currently markets two products, an iontophoretic system used to deliver a potent corticosteroid and an iontophoretic system used to deliver Iontocaine(R), IOMED's brand of lidocaine HCl 2% and epinephrine 1:100,000. More than 13 million treatments have been clinically administered using the Company's products to treat patients, including top professional and semi-professional athletes and sports teams. The Company is also developing products in other therapeutic areas, including ophthalmic disease and pain control.

COMMERCIAL BUSINESS

     The Company is currently developing, manufacturing and commercializing proprietary products used in the non-invasive delivery of drugs to treat acute local inflammation and to administer local dermal anesthetics. The Company's proprietary, patented system (the "Phoresor(R) System") is designed for clinical use and is comprised of a reusable dose controller and single use, disposable active transdermal patch kits. The dose controller incorporates an advanced microprocessor to precisely control drug dosage through the Company's proprietary patch kits, which include IOGEL(TM), TransQ(TM)and Anestrode(TM) patches.

     Using the Company's Phoresor System, medical professionals are able to deliver a potent and effective corticosteroid to treat local inflammatory conditions. Because of the negative side effects often associated with the oral or injectible administration of potent corticosteroids, they are used only as second- or third-line therapies. Using the Company's technology, the administration of these drugs without the occurrence of negative side effects is possible. The Company's solutions have been used for site-specific corticosteroid therapy in clinics nationwide to treat a variety of conditions, including those suffered by top professional and semi-professional athletes in football, baseball, basketball, hockey, golf and skiing.

     The Company also markets a specialty pharmaceutical product, Numby Stuff(R), for the delivery of Iontocaine(R). Numby Stuff offers non-invasive, needle-free local dermal anesthesia in as little as 10 minutes, and can be used prior to needle sticks, IV starts, lumbar punctures, PICC insertions, and fine needle and skin biopsies. The product is primarily used in the pediatrics market.

MARKET OPPORTUNITIES

     The Company is leveraging its market presence and brand awareness in the physical therapy and sports medicine markets. The Company's goal is to introduce active transport systems under a Food and Drug Administration ("FDA") approved New Drug Application ("NDA"). These systems would include a unit dose of drug together with a patch kit, which the Company believes would make the products reimbursable as a prescription pharmaceutical product.

     The Company has chosen to expand into the ophthalmic market to address significant unmet medical needs. Current methods for delivering therapeutic levels of drug into the eye using oral or infusion therapies are very difficult. Local intraocular injections or implants are often used, but they are not practical for either patients or physicians. In addition, these methods are inherently risky due to the potential for bleeding, infection or retinal detachment. The Company believes its drug transport systems are capable of delivering potent drugs safely and site specifically. The ability to accomplish this without needles or systemic side-effects could give the Company a significant competitive advantage.

     The Company has refined its business development strategy to focus a majority of its internal product development resources on specific market opportunities in acute local inflammation and ophthalmics. The Company believes specialty pharmaceuticals combined with its unique active transport systems may be effectively applied in site-specific therapeutic applications in these areas. The Company has chosen to focus on these markets because it believes that its specialty pharmaceutical products offer a solution or a significant improvement to currently unmet medical needs in these areas. Specifically, the Company is targeting products that it can develop internally, where it can play a direct role in the marketing or co-marketing of its products, while giving it greater control over the timing of product development and introduction.

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

IONTOPHORETIC DRUG DELIVERY TECHNOLOGY AND ITS ADVANTAGES

     Iontophoretic drug delivery systems are designed to overcome many of the limitations associated with many other drug delivery methods. Iontophoresis is an active method of transdermal drug delivery in which water-soluble, ionized (electrically charged) drugs are transported through the skin for local or systemic therapeutic applications by applying a low-level electrical current. The amount of drug delivered through the skin is proportional to the total electrical charge applied (which is a function of time and current). Therefore, it is possible to program the system's electrical current levels to control more precisely the desired drug dose, delivery rate and the pattern of delivery.

     Among the many drug delivery methods available today, the Company believes the advantages of iontophoresis drug delivery are many and include the following:

     - Non-invasive, needle-free

     - Rapid onset and cessation kinetics

     - Controlled, programmable and titratable drug delivery capabilities

     - Ability to provide smooth, variable or bolus plasma levels, singly or in combination, all in a single delivery system

     - Enhanced transdermal delivery for a broad range of compounds, including large drug molecules such as peptides and oligonucleotides

     - Minimal variability in the delivery profiles among patients and body sites

     - Potential for enhanced patient compliance and control

     In contrast, the most common types of drug delivery, tablets and capsules, are often limited by inconvenient dose intervals and degradation of the drug in the GI tract, which can lead to use of higher dosages with concomitant greater risks of side effects. Injection methods provide rapid onset but require caregiver administration and have risks of side effects and infection. Certain drugs can be delivered by iontophoresis 10 to 1,000 times faster than by passive transdermal patches. Bioavailability and dose control are difficult in pulmonary and nasal drug delivery. Iontophoretic administration can be precisely controlled for customized therapeutic needs.

     Iontophoretic drug delivery systems are generally comprised of a power supply which is used to control drug dose (the "dose controller") and a pair of electrode patches, one containing the drug and one serving as a grounding patch to complete the electrical circuit through the skin. The drug patch is applied to the patient's skin at a local treatment site (such as for joint or tendon soreness or to induce local dermal anesthesia), or at any suitable site on the body for systemic drug delivery. The grounding patch is applied to the skin a short distance away from the drug patch . When an electric current with the same positive or negative electric charge as the drug is applied to the drug patch , the drug is repelled from the patch and into the skin in the same way as like poles of two magnets repel each other. Although the Company's currently marketed products consist of discrete components, the Company has begun the development of more advanced systems which integrate all components in a single miniaturized patch.

THE COMPANY'S IONTOPHORETIC SYSTEMS

     Although the fundamentals of iontophoresis have been understood for decades, the method has become commercially practicable as a means of delivering drugs only recently as a result of advances in electronics, materials science and electrochemistry. These advances have led to the development of more efficient and adaptable drug patches and more reliable, compact and programmable dose controllers. The Company has developed iontophoretic drug delivery systems, which incorporate dose controllers and active transdermal patch kits that have enhanced performance characteristics, which the Company believes are adaptable to a number of clinical settings and therapeutic applications, and which the Company believes are cost effective in a number of therapeutic applications. The Company's current iontophoretic drug delivery systems are not designed to facilitate patient self-administration, but systems currently being developed by the Company may allow patients significant control over the administration of certain drugs.

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

     In June 2000, the Company further strengthened its proprietary position by acquiring all of the rights to the iontophoretic intellectual property owned by Laboratories Fournier, S.C.A. ("Laboratories Fournier"), a former collaborative development partner. The purchase included patented technology, know-how, and a 10-year non-compete agreement.

     Dose Controllers. The Company's dose controllers generate the low-level electrical current needed for iontophoretic drug delivery. The Company presently markets a compact, fully portable dose controller (the "Phoresor") that offers durable microprocessor control, enhanced user interface, versatile programmable dosing capability, autocalculating treatment time (based on electrical current settings and selected dose) and constant current output (by automatically adjusting voltage to compensate for variations in the electrical resistance of the skin). The Phoresor incorporates a microprocessor, other microelectronic components, on-board software that monitors and controls the rate of current flow, and an easy-to-use control panel. The Company's next generation of dose controllers, both stand-alone and wearable miniaturized versions, are being designed to include many of the same features as the Phoresor. Depending on the therapeutic application, the new generation dose controllers may be designed to allow bolus dosing capability and programming (using a physician's or pharmacist's key) to adjust dosing to match desired delivery profiles or patterns.

     In a clinical setting for short treatment durations, the dose controller is a small, discrete, reusable unit connected to a disposable, single-use patch to which drug solution is added immediately prior to application to the patient. This technology is used in the Company's current products. For longer term or chronic applications or patient-administered therapy outside the clinical setting, the Company is developing iontophoretic systems in which the battery, dose controller and patches will be combined on a small adhesive patch applied to the skin as a single, integrated unit. The electronic components may be reusable, with replaceable or rechargeable batteries, or the entire unit may be disposable after a single use. The drug may be added to the drug patch during manufacturing, or may be stored separately in the system and introduced into the patch immediately before use by means of proprietary, integrated hydration devices developed by the Company.

     Active Transdermal Patches. Patch design is critical to successful delivery of a drug by iontophoresis. The Company's drug patches incorporate patented and proprietary design innovations which the Company believes offer significant advantages to both patients and health care providers. The Company's proprietary patch technology includes patented polymer hydrogels which absorb drug solutions in seconds, becoming soft and pliable so as to conform better to the body and to be comfortable to the patient. The Company's patch technology also employs special silver and silver chloride inks to distribute electric current more evenly from the dose controller to the patches and to control potential changes in acidity and alkalinity (pH changes) which can occur during iontophoresis.

BUSINESS STRATEGY

     The Company's primary business goal is to establish its specialty pharmaceutical products and its proprietary active transdermal drug delivery systems as a preferred, cost effective means of delivering a wide range of drugs. To achieve this goal, the Company uses its multi-disciplinary expertise in pharmacology and drug formulation, regulatory and product testing, microelectronics, electrochemistry, polymer chemistry, adhesives, design and manufacturing. The Company's strategy for achieving this goal includes the following principal elements:

     Develop Systems for Off-Patent Drugs. The Company intends to focus on the independent development of proprietary iontophoretic drug delivery systems for off-patent drugs with known safety and efficacy and for which the Company believes its drug delivery technology may be cost competitive with and offer advantages over other drug delivery methods. The Company believes that, by developing proprietary products based on currently approved off-patent drugs, rather than new chemical entities ("NCEs"), it can reduce regulatory and development risks and shorten the product development cycle for certain products.

     Increase Market Penetration of Existing Products. The Company is actively seeking to expand the commercial potential of its current products by pursuing additional regulatory approvals. The Company is conducting Phase III clinical trials to establish the safety and efficacy of its active transdermal drug transport systems for the treatment of acute local inflammation using a formulation of Dexamethasone.

     In order to achieve broad distribution and market penetration of its current and future products, the Company intends to expand its marketing presence through direct sales and marketing or through co-marketing of its products with collaborative marketing partners or distributors that have national or market-specific marketing capabilities

     Broaden Technology Platform. The Company intends to enhance its proprietary technology base principally through internal research and development. The Company will also pursue additional iontophoretic and other complementary products and technologies owned or developed by third parties, on a case-by-case basis, through in-licensing or acquisition.

     Control Product Manufacturing Processes. The Company has historically maintained control over the manufacture of its active transdermal patch kits in order to retain control over the quality of its products and capture a larger portion of the product revenue stream when third parties are involved in the marketing of the product.

     Enter into Collaborative Relationships. In order to gain access to NCEs and other proprietary drugs, and to reduce the costs and risks associated with the development of drug delivery systems for such compounds, the Company intends to enter into collaborative relationships with pharmaceutical and other biotechnology companies whose drugs could benefit from the Company's active transdermal technology.

PRODUCTS AND PRODUCTS UNDER DEVELOPMENT

     The Company currently has product development programs in various stages of development for acute local inflammation, ophthalmic disease, local dermal anesthesia and pain control. The following table lists the therapeutic applications of the principal products developed or currently under development by the Company. This table is qualified in its entirety by reference to the more detailed descriptions set forth elsewhere in this Report. There can be no assurance that any product under development will be developed successfully or approved in a timely manner, if at all, or even if developed or approved, be successfully manufactured or marketed. In addition, the status of development indicated below does not necessarily indicate the order in which the products shown may be submitted to or approved by the FDA.

       APPLICATION           THERAPEUTIC AGENT       PRODUCT STATUS
       -----------           -----------------       --------------
Acute local inflammation   Dexamethasone          Phase III
                                                  clinicals(1)
Acute local inflammation   None specified         Currently marketed(1)
Ophthalmic disease         To be determined       Preclinical
Local dermal anesthetic    Iontocaine             Currently marketed
Pain control               Hydromorphone          Phase II clinicals(2)

---------------
(1) Currently marketed under a 510(k) clearance for use with "ions of soluble salts or other drugs." The Company is conducting Phase III trials in support of an NDA seeking drug labeling for this application.

(2) Initial Phase II clinical studies were conducted by Elan. The Company acquired the rights to the data from those studies under the Elan Agreements. The Company will be required to conduct expanded Phase II and Phase III clinical trials.

  ACUTE LOCAL INFLAMMATION

     Acute local inflammatory conditions resulting from exercise, sports injuries, trauma or repetitive motion disorders are among the leading types of injuries occurring in the workplace and among physically active adults. The most common of these injuries include tendonitis, bursitis, carpal tunnel syndrome and epicondylitis (tennis elbow). The Company believes iontophoretic delivery of Dexamethasone provides significant advantages over other current treatment regimens for acute local inflammation. Dexamethasone is a potent, highly effective corticosteroid used to treat local inflammation. Because the Company's delivery systems are non-invasive and can be site specific, the Company believes that it can offer patients the benefit of the most potent anti-inflammatory drug available with the added benefits of enhanced safety and a benign side effect profile. The Company's active transdermal transport systems eliminate many of the risks and much of the inconvenience associated with bolus steroid injections, avoid the systemic side effects of oral steroids and eliminate the significant incidence of GI tract side effects of orally administered nonsteroidal anti-inflam-matory drugs (" NSAIDS") and Cox II inhibitors. The Company believes its proprietary delivery system also increases therapeutic efficacy by bypassing metabolism by the liver, by reducing the possibility of overdosing, and by providing localized delivery at the target site without trauma. As a result, the Company believes that it may be advantageous to introduce the iontophoretic delivery of Dexamethasone into the initial treatment regimen for acute local inflammation. The Company believes that earlier treatment with Dexamethasone has the potential to significantly increase the rate of patient recovery and, in doing so, reduce the overall cost of patient treatment.

     While the Company's products are currently used in the active transdermal delivery of corticosteroids, validation of efficacy, an approved NDA, and a strategic marketing collaboration may dramatically expand the market potential for this product. The Company estimates that the total potential retail market in the United States for the sale of iontophoretic drug delivery systems to treat acute local inflammatory conditions may be in excess of $540 million. The Company estimates that present retail sales into this market by the Company and its competitors are approximately $40 million.

     Commercial Products. The Company pioneered the commercial introduction of its active transdermal drug delivery system in 1979. The product is used principally by physical therapists (under a doctor's prescription) and has been administered in over 13 million patient treatments for the delivery of corticosteroids. More than 11 million of these treatments have occurred since 1990, when advancements in patch technology made by the Company led to the introduction of its present family of hydrogel patches for use with its microprocessor controlled dose controllers. The Company's products are also used by athletic trainers and physical therapists serving a number of professional and semi-professional athletes and teams, including golfers, tennis players, men's and women's Olympic ski teams, and football, basketball and hockey teams. The Company believes that its active transdermal drug delivery systems have been accepted in the rehabilitation marketplace due to their ease of use, non-invasiveness, recognized efficacy and lack of significant side effects.

     Products Under Development. Currently, due to limited labeling, neither the Company nor its competitors has the requisite regulatory approval to promote the use of iontophoretic drug delivery systems specifically for the delivery of Dexamethasone. The Company believes that its inability to do so limits its ability to market its system, particularly to the physician market. The Company further believes that to market iontophoretic drug delivery systems for a specific drug and therapeutic indication the FDA requires that each new drug/device combination be approved through an NDA. Therefore, in order to expand the Company's sales of its products into the physician market as a first line treatment for acute local inflammation, the Company has filed an investigational new drug application ("IND") with the FDA.

     The Company has completed patient enrollment in two of the three legs of a pivotal Phase III clinical study for the delivery of Dexamethasone for the treatment of acute local inflammation. The three legs or indications being studied in Phase III trials are designed to enable the Company to seek general labeling for the treatment of acute local soft tissue inflammation. The Company expects to begin a confirmatory study prior to the end of calendar year 2000, with an NDA filing anticipated during 2001. The initial market introduction of ProDex(TM) for clinical use is planned in 2002, subsequent to FDA approval. Following the market introduction of ProDex, the Company plans to introduce IontoDex(TM), an integrated version of the product for patient in-home use.

     The Company believes its unique drug formulation, combined with its proprietary active transport system, satisfies a significant unmet medical need by offering patients the superior anti-inflammatory effects of Dexamethasone while avoiding all of the gastrointestinal and other systemic side effects of NSAIDS and Cox II inhibitors. The Company believes the approval of an NDA (if obtained) would allow the Company to more actively promote its products to family physicians, orthopedists, neurologists and sports and industrial medicine clinics. The Company also believes that with NDA approval of IontoDex in a patient friendly, second-generation, mini-integrated iontophoretic delivery system, could effectively compete as a first line therapy in the NSAID and COX-II inhibitor market. The Company believes the worldwide prescription market for these anti-inflammatory drugs is in excess of $10 billion annually.

  OPHTHALMICS

     Age related macular degeneration ("AMD") and proliferative diabetic retinopathy are the two leading causes of blindness in North America and Europe. Both of these diseases result in the abnormal growth of blood vessels in the eye, which weaken and allow the leakage of blood into the macula of the eye causing damage to the retina and loss of vision. Currently AMD and diabetic retinopathy remain largely untreatable diseases. Laser photocoagulation surgery can be used in about 5% -- 15% of patients to destroy leaking blood vessels that arise in wet AMD and is also used in about 50% of proliferative diabetic retinopathy patients. However, laser surgery itself causes progressive damage to the retinal tissue, formation of scar tissue; and reappearance of the fragile blood vessels is a common occurrence.

     New photodynamic treatments are under development, whereby a light sensitive compound is injected into the bloodstream and a low-dose laser or other light source is used to "activate" the photo-sensitive compound in the eye. However, due to the fact the eye is generally immunopriviledged, large systemic doses of these compounds are generally necessary in order to reach a therapeutic level in the diseased tissue. Furthermore due to these high systemic doses of photosensitive compounds, patients must remain protected from external light sources for extended periods after administration.

     In addition, many new antiangiogenic compounds, which inhibit the formation of new blood vessels, are being evaluated; however, they must be administered by intraocular injection or implant into the eye. This involves significant patient anxiety and discomfort as well as risk of vision loss due to infection, bleeding and retinal detachment.

     The Company believes that effective treatment for this patient population represents a significant unmet clinical need. Industry analysts project potential world-wide future revenue for therapies to treat or to halt the progression of these two sight-threatening diseases to be in excess of $2.0 billion annually.

     Products Under Development. The Company is at a pre-clinical stage in the development of proprietary systems for the non-invasive, site-specific delivery of drugs into the center and posterior chambers of the eye. An initial focus of this application of the Company's technology will be for the delivery of antiangiogenic compounds, which will bind to or near the retinal structure or related tissue to inhibit the abnormal vessel growth and halt the progression of diseases such as AMD and proliferative diabetic retinopathy.

     The Company's OcuPhor(TM) System holds promise for the non-invasive, site-specific delivery of a number of potential specialty pharmaceutical products to the eye. Initial research to date supports the technical feasibility of OcuPhor for the treatment of ophthalmic diseases. Currently, the Company is working with a number of biotech, ophthalmic and pharmaceutical companies to evaluate the feasibility of delivering their therapeutic compounds in the OcuPhor System. The high level of interest the Company has experienced with these potential collaborative partners supports its belief that the ability to offer specialty pharmaceutical products for the non-invasive treatment of diseases to the eye will serve another significant unmet medical need and would also capitalize on another unique application of its proprietary active drug transport technologies.

     In addition to evaluating compounds for potential partners, the Company is also evaluating various drugs that are currently approved for ophthalmic application, but are presently delivered via intraocular injection or implant. The Company believes that many of these drugs represent meaningful market opportunities, which could be enhanced by offering the benefits of OcuPhor. Product opportunities in this category include anti-inflammatories, antibiotics, antivirals, and anesthetics.

     Drugs currently approved for ophthalmic application offer a less expensive and more rapid clinical and regulatory pathway. In addition, they offer the Company the opportunity to develop and commercialize these products on its own, giving it the potential for a broader reach into the $5 billion ophthalmic pharmaceutical market and making the Company less dependent upon corporate partnerships.

     The Company recently demonstrated successful proof-of-principle involving the transscleral delivery of a commercially-available antibiotic to the eye. Additionally, the Company has disclosed the results of a safety study showing that its active transport system did not negatively affect intraocular pressure or retinal function.

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

     Commercial Products. The Company's Iontocaine is FDA approved under an NDA and is specifically labeled for use with the Company's Phoresor system and its proprietary, single use, disposable active transdermal patch kits. The Company has received FDA labeling to use the system for all procedures requiring local dermal anesthesia.

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

     A leading concern among patients, parents and health care professionals is the control of pain in the practice of children's medicine, including the pain associated with needle insertions. With the growing acceptance of topical anesthetic creams in the pediatric hospital setting, the Company believes there is a large potential market for local anesthetic products targeted toward pediatrics. Accordingly, the Company focused its initial local dermal anesthesia product launch into the pediatric market under the brand name Numby Stuff. Numby Stuff is presently being used to induce local dermal anesthesia prior to pediatric intravenous starts, blood draws and other invasive procedures, and the Company believes it provides a cost effective alternative to the leading topical product.

     Although the response to the Company's Numby Stuff product line by medical professionals and medical organizations has been very positive, the process by which such products obtain administrative review and final approval for use in the hospital environment is extremely complex and time consuming. Among other things, such new products are subject to extensive evaluations within each hospital and often each department, require review and approval by hospital products and therapeutics committees, and must be accepted for inclusion on the hospital's formulary. As a result, to date, Numby Stuff has not generated significant revenues. The Company seeks to expand its sales, marketing and distribution capabilities for this product through additional distribution arrangements and does not anticipate achieving significant revenues to be generated from this product until such distribution capabilities have been established.

     Products Under Development. In order to achieve greater market acceptance of its Iontocaine product, the Company supports evaluations conducted by doctors and other medical personnel for the use of its anesthetic product prior to a wide variety of painful medical procedures. The Company also believes, in addition to the pediatric market, the adult hospital market represents additional opportunities for growth.

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

     Products Under Development. The Company believes an iontophoretic delivery system for hydromorphone may be a favorable alternative to the administration of morphine by infusion for acute post-operative pain and for chronic pain in the hospice or home care setting. Hydromorphone is approximately ten times more potent than morphine and has added therapeutic advantages, including lower incidence of nausea and vomiting (which frequently accompanies the administration of morphine), and more effective analgesia with no stupefying and minimal hypnotic effects. Through the Elan Agreements, the Company obtained rights to prototype wearable iontophoretic drug delivery systems for the delivery of hydromorphone and to the preclinical, Phase I and limited Phase II clinical data generated by Elan in testing the device. In addition, the Company is conducting further studies in support of this program and believes that the mini-integrated system being developed for IontoDex may offer additional advantages to those systems already under development. The Company will continue to conduct studies and development activities to facilitate its business development efforts relating to this therapeutic application. However, at this time, the Company does not intend to advance this development program further into Phase II or into Phase III clinical trials without the financial, strategic, marketing, and clinical and regulatory support of a collaborative development and marketing partner. The Company believes the clinical trials necessary to market this product may be of relatively short duration in comparison to an NCE, since hydromorphone's safety and efficacy profile is well known and the clinical endpoints are both well established and easy to measure.

OTHER POTENTIAL PRODUCT APPLICATIONS

     The Company has a program for identifying and screening other specialty pharmaceutical products for additional therapeutic indications where the Company believes there is a significant unmet medical need. This includes the identification of suitable water-soluble ionic drugs that can be delivered through iontophoresis in therapeutic quantities on a cost-competitive basis. The Company has identified certain drugs and therapeutic indications as potential product opportunities, and has undertaken preliminary steps toward verifying the market need and technical feasibility of iontophoretic delivery of those drugs. In addition, through the Elan Agreements, the Company acquired certain in-process research and development, including exclusive worldwide rights for the commercial exploitation of certain iontophoretic patents, know-how and clinical data. The Elan technology includes in vitro feasibility studies conducted on 64 drugs (including several peptide drugs), in vivo blood level animal studies on 18 of those drugs and human blood level studies on nine of those drugs.

     As part of its continuing product development program, the Company will evaluate the feasibility of iontophoretic delivery of biotechnology-derived peptides, small proteins and oligonucleotides for applications where existing drug delivery systems have significant limitations.

COLLABORATIVE RELATIONSHIPS AND LICENSES

     The Company is targeting specialty pharmaceutical products that it can develop internally, without depending on collaborative research and product development partners, and where it can play a direct role in the marketing or co-marketing of its products. The Company believes this strategy will earn maximum profits for shareholders, while giving it greater control over the timing of product development and introduction, as well as marketing efforts.

     This strategy will not preclude the Company from seeking collaborative marketing partners for internal programs, nor will it interfere with its interest or ability to enter into collaborative research and development activities with prospective pharmaceutical or biotech partners. However, the Company's product development and commercialization strategy will not be as dependent upon such relationships, as it has been in the past.

     If the Company elects to enter into collaborative relationships, potential collaborative partners may provide proprietary drugs, technology, financial resources, research and pharmaceutical manufacturing capabilities or marketing infrastructure to aid in the development and commercialization of the Company's current and future products. Depending on the availability of financial, marketing and scientific resources and other factors, the Company may also license or cross-license its technology or products to others and retain profit sharing, royalty, manufacturing, co-marketing, co-promotion or similar rights. Any such arrangements could limit the Company's flexibility in pursuing alternatives for the development or commercialization of its products.

     The Company has entered into collaborative relationships and license arrangements with Novartis Pharmaceuticals Corporation ("Novartis"), Elan, Alza Corporation ("Alza"), University of Utah Research Foundation (the "University"), and Boston University. However, the Company expects no further material revenues or expenditures from these collaborative relationships.

MANUFACTURING

     The Company's manufacturing activities primarily relate to its manufacture of active transdermal patch kits, which are manufactured and assembled using several proprietary materials, components, processes and production technologies developed by the Company in conjunction with its equipment and materials suppliers. The Company has manufactured internally all of the drug patches it has sold, and believes its patch manufacturing capacity can be expanded to meet its needs for the foreseeable future.

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

     The Company's second and third generation dose controllers are in various stages of design, research, and development. The Company, alone or in conjunction with its development partners, designs these products and, in combination with its suppliers, will manufacture and assemble prototypes and clinical quantities. Upon completion of the design, specifications and testing, the Company intends to subcontract the manufacture and assembly of all commercial quantities of its dose controllers to electronics companies that specialize in such work.

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

SALES AND DISTRIBUTION

     The Company's marketing strategy is to position its specialty pharmaceutical products in the marketplace as the preferred means of administration for a wide range of drugs. The strategy employs the use of multiple sales and distribution channels, including (i) a network of medical supply dealers; (ii) independent sales representatives; and (iii) co-marketing through collaborative marketing partners or distributors that have national or market-specific marketing capabilities. The Company intends to use these distribution channels, both singly and, for certain products, in combination, to maximize the Company's marketing resources.

     The Company currently sells the majority of its products into the physical therapy, sports medicine, and related specialty markets. The Company employs a nationwide network of distributors and independent sales representatives to sell and distribute its products in those markets. This distribution network is supported by regional business managers and internal customer service representatives who are employees of the Company. In addition to the Company's sales and distribution efforts for its local inflammation products in the United States, it maintains marketing and sales activities in international markets. These sales are made primarily through independent distributors operating in those countries.

     The Company's regional business managers and internal customer service representatives along with independent sales representatives facilitate the sales of Numby Stuff in the pediatric hospital market. The Company is seeking to expand its presence in this market through collaborative marketing partners or through distributors that have market-specific distribution capability.

     One distributor accounted for approximately 16% and 15% of the Company's product sales for the fiscal years ended June 30, 2000 and 1999. Although a valued distribution channel, in the event of a loss of such customer, the Company believes that it could continue to reach a substantial portion of its end user customers through alternative distribution channels. No single distributor accounted for more than 10% of product sales in fiscal 1998.

PATENTS AND PROPRIETARY RIGHTS

     The Company's proprietary technology includes patents, trademarks, trade secrets and other proprietary know-how. These technologies are used in various combinations in the testing, evaluation and formulation of optimal ionic drug solutions and in the research, development, design and manufacture of microprocessor controlled power supplies and active transdermal patches which are specifically designed and constructed for particular therapeutic applications.

     The Company has implemented a policy of actively patenting and maintaining as trade secrets and proprietary information all inventions and technologies which it believes are important to its business operations. The Company generally seeks patent protection for its key proprietary technologies in major markets in the United States, Canada, Europe and Japan. The Company also relies on a number of trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain its competitive position.

     As of June 30, 2000, the Company held or had rights to utilize approximately 76 United States patents and 364 foreign patents and has (or has the rights to utilize) approximately 12 pending patent applications in the United States and 71 pending patent applications in foreign countries for that technology. The Company also owns or has licensed rights to issued and pending United States patents governing the design and manufacture of certain myoelectric prosthetic devices which it has sublicensed to a third party in connection with the sale of the Company's Motion Control division.

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

     The Company's Phoresor received 510(k) clearance as a preamendment class III device labeled for use with ions of soluble salts or other drugs. In 1995, the FDA approved an NDA for Iontocaine to be used as a local anesthetic and delivered iontophoretically by the Phoresor, which effectively moved the Phoresor into class II for this intended use. Unlike Iontocaine, Dexamethasone does not have an NDA approval allowing it to be labeled for iontophoretic delivery. Thus, at the present time, the Company's Phoresor is a preamendment class III device when used with Dexamethasone (or any drug other than Iontocaine). No assurance can be given that the Company will ever obtain an approved NDA for the iontophoretic delivery of any drug other than Iontocaine.

     In August 2000, the FDA published a proposed rule to amend the physical medical device regulations to remove the class III iontophoresis device identification. The Company is seeking clarification of the proposed rule from the FDA and is evaluating its specific implications on the regulatory and competitive environment of iontophoresis devices. However, since the Company's products are all approved as class II devices, the Company does not believe that the proposed regulation would have any effect on the Company's ability to continue the manufacturing and selling of its current products.

     A lengthy and complex regulatory framework also applies to the labeling and marketing of specific drugs. Generally these pharmaceutical products require the submission of an NDA. The NDA approval process generally entails (i) conducting preclinical laboratory and animal testing to enable FDA authorization of an IND application, (ii) initial IND clinical studies to define safety and dose parameters, (iii) well controlled IND clinical trials to demonstrate product safety and efficacy, and (iv) submission to the FDA of an NDA. Preclinical studies involve laboratory evaluation of product characteristics and animal studies to assess the efficacy and safety of the drug. Human clinical trials are typically conducted in three sequential phases. Phase I trials normally consist of testing the product in a small number of healthy volunteers for safety and pharmacokinetic parameters using single and multiple dosing regimens. In Phase II trials, the manufacturer evaluates safety, initial efficacy, and dose ranging of the product for specific indications in a somewhat larger patient population. Phase III trials typically involve expanded testing for safety and clinical efficacy in a broad patient population at multiple clinical testing centers. The FDA under a series of regulations called the Good Laboratory Practice regulations regulates the preclinical and clinical studies. The results of the studies must be submitted to the FDA for review. In responding, the FDA may grant marketing approval, require additional testing and/or information, or deny the application altogether. The process of obtaining FDA approval for a new product through the IND/NDA process may take several years and typically involves substantial risks and the expenditure of substantial resources.

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

     The Company is aware of many other competitors in the general field of drug delivery, including competitors developing injectable or implantable drug delivery systems, oral drug delivery technologies, passive transdermal systems, oral transmucosal systems and intranasal and inhalation systems. The Company is also aware of other companies that have developed or are currently developing iontophoretic and other active transdermal drug delivery systems.

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

     In connection with their collaboration, the Company granted Novartis a perpetual, non-exclusive, royalty-bearing license to certain of the Company's iontophoretic technology which survived the termination of the collaboration. After the termination of the collaboration on December 31, 1998, Novartis may, pursuant to the royalty-bearing license, independently develop products using the licensed technology, including products which may compete directly with those currently marketed or under development by the Company

     Currently, no other company has FDA approval to market an iontophoretic system for the inducement of local anesthesia. The Company's iontophoretic system for delivering Iontocaine for the inducement of local dermal anesthesia will therefore primarily compete with traditional methods of delivering local dermal anesthetics by needle injection or will be used in circumstances where either no anesthesia is used, due to the pain associated with the needle injection (including needle injections themselves), or where topical anesthetic creams are used. The most effective and widely used topical anesthetic cream, EMLA, is manufactured and sold by Astra Corporation, a large Swedish pharmaceutical company. There can be no assurance that the Company can effectively compete with these products or any other drug delivery system.

EMPLOYEES

     The Company has assembled a team of medical-products managers and scientists with considerable experience in iontophoresis encompassing all of the key disciplines which the Company believes are necessary to further the development and implementation of the Company's business.

     As of June 30, 2000, the Company had 70 full-time employees, 3 of whom hold doctorate degrees. Nine others hold advanced business or technical degrees. Of the Company's 70 full-time employees on that date, 13 were engaged in research and development, 33 in manufacturing and quality control, and 24 in marketing and general administration. The Company's future success depends in significant part upon the continued service of its key technical and senior management personnel and its continuing ability to attract and retain highly qualified technical and managerial personnel. None of the Company's employees is represented by a labor union. The Company has not experienced any employee related work stoppages and considers its relations with its employees to be good.

DISCONTINUED OPERATIONS

     In December 1996, the Company sold the assets of the Motion Control division for $1.0 million and granted the purchaser an exclusive, worldwide license and sublicense to the patents, trademarks, know-how and other intellectual property of the Company relating to the Motion Control products. Under the terms of that sublicense agreement, the Company receives license fees and royalties on future sales of Motion Control products.

ITEM 2. PROPERTIES

     As of June 30, 2000, the Company leased administrative, manufacturing and research office space at two facilities. The Company's principal executive offices and manufacturing facility, which consists of approximately 18,000 square feet of useable space, are located at 3385 West 1820 South in Salt Lake City, Utah. Its research facility, which consists of approximately 10,000 square feet of useable space, is located at 1290 West 2320 South in Salt Lake City, Utah. These facilities are leased to the Company until December 31, 2000 and 2002, respectively.

     In an effort to consolidate its research, administrative and manufacturing operations, the Company has leased approximately 34,000 square feet of useable space located at 2441 South 3850 West in West Valley City, Utah and anticipates consolidation into this single facility by January 2001. This facility is leased to the Company until April 2006. In conjunction with the facility consolidation, the Company expects to execute an option for early abandonment of its research facility located at 1290 West 2320 South. The Company is liable for certain remaining lease obligations of its abandoned space. Relating to the planned consolidation, the Company accrued the remaining obligations and recorded a net non-recurring charge of $360,000.

     Taking into consideration the planned relocation to its new facility in 2001, the Company believes its facilities will be adequate and suitable for its present needs and that additional space will be available as needed.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock has traded on the American Stock Exchange (the "AMEX") since April 24, 1998, under the symbol "IOX". The following table sets forth, for the periods indicated, the high and low sales prices as reported by the AMEX. These prices represent quotations between dealers and do not include retail mark-up, markdown or commission, and do not necessarily represent actual transactions.

                                                         2000                1999
                                                   ----------------    ----------------
                                                    HIGH      LOW       HIGH      LOW
                                                   ------    ------    ------    ------
First Quarter....................................  $3.000    $2.000    $5.125    $1.438
Second Quarter...................................  $4.250    $2.188    $3.750    $1.000
Third Quarter....................................  $7.125    $3.500    $3.875    $1.750
Fourth Quarter...................................  $6.188    $3.750    $2.750    $2.000

     As of June 30, 2000, there were approximately 130 shareholders of record of the Company's common stock. Included in the number of shareholders of record are shares held in "nominee" or "street" names. Because many of such shares are held by brokers and other institutions on behalf of individual investors, the Company is unable to estimate the total number of shareholders represented by these record holders.

     The Company has not paid dividends to date and does not anticipate or contemplate paying cash dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development and growth of the Company's business.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected statement of operations data for the years ended June 30, 2000, 1999 and 1998, and the balance sheet data as of June 30, 2000 and 1999 are derived from the audited consolidated financial statements included in this report and should be read in conjunction with those consolidated financial statements and the notes thereto. The selected statement of operations data for the years ended June 30, 1997 and 1996, and the balance sheet data as of June 30, 1998, 1997 and 1996 are derived from the audited consolidated financial statements of the Company, which are not included herein and are qualified by reference to such financial statements and the notes thereto. Certain reclassifications have been made to prior year balances to conform to the financial statement presentation included herein.

                                                                         FISCAL YEAR ENDED JUNE 30,
                                                  -------------------------------------------------------------------------
                                                      2000           1999           1998            1997           1996
                                                  ------------   ------------   ------------    ------------    -----------
STATEMENT OF OPERATIONS DATA:
Revenues:
  Product sales.................................  $ 10,596,000   $  9,608,000   $  8,489,000    $  7,483,000    $ 6,829,000
  Contract research revenues, royalties and
    license fees................................       171,000        893,000      1,788,000       1,800,000      2,409,000
                                                  ------------   ------------   ------------    ------------    -----------
        Total revenues..........................    10,767,000     10,501,000     10,277,000       9,283,000      9,238,000
Operating costs and expenses:
  Cost of products sold.........................     3,692,000      3,961,000      3,659,000       3,147,000      2,984,000
  Research and development......................     3,210,000      1,860,000      1,790,000       1,679,000      1,253,000
  Selling, general and administrative...........     5,620,000      5,393,000      5,389,000       3,501,000      3,283,000
  Non-recurring charges(1)......................       360,000             --             --(2)   15,059,000(3)     430,000
                                                  ------------   ------------   ------------    ------------    -----------
        Total costs and expenses................    12,882,000     11,214,000     10,838,000      23,386,000      7,950,000
                                                  ------------   ------------   ------------    ------------    -----------
Income (loss) from operations...................    (2,115,000)      (713,000)      (561,000)    (14,103,000)     1,288,000
Interest expense................................        26,000         19,000        930,000         242,000          9,000
Interest income and other, net..................       986,000        867,000        402,000         291,000        167,000
                                                  ------------   ------------   ------------    ------------    -----------
Income (loss) from continuing operations before
  income taxes and minority interest............    (1,155,000)       135,000     (1,089,000)    (14,054,000)     1,446,000
Minority interest...............................            --             --         11,000          23,000        (17,000)
Income tax expense (benefit)....................            --             --             --           5,000        (79,000)
                                                  ------------   ------------   ------------    ------------    -----------
Income (loss) from continuing operations........    (1,155,000)       135,000     (1,100,000)    (14,082,000)     1,542,000
Income from discontinued operations(4)..........            --             --             --          44,000        201,000
                                                  ------------   ------------   ------------    ------------    -----------
Net income (loss)...............................  $ (1,155,000)  $    135,000   $ (1,100,000)   $(14,038,000)   $ 1,743,000
                                                  ============   ============   ============    ============    ===========
DILUTED PER COMMON SHARE AMOUNTS:
Income (loss) from continuing operations........  $      (0.18)  $       0.02   $      (0.29)   $      (4.52)   $      0.42
Income from discontinued operations.............            --             --             --            0.01           0.05
                                                  ------------   ------------   ------------    ------------    -----------
Net income (loss)...............................  $      (0.18)  $       0.02   $      (0.29)   $      (4.51)   $      0.47
                                                  ============   ============   ============    ============    ===========
Shares used in computing diluted per share
  amounts(5)....................................     6,513,000      7,429,000      3,821,000       3,109,000      3,710,000
BALANCE SHEET DATA:
Cash and cash equivalents.......................  $ 15,097,000   $ 17,263,000   $ 16,709,000    $  6,346,000    $ 4,507,000
Total assets....................................    19,916,000     20,154,000     20,200,000       8,664,000      7,251,000
Long-term obligations, including current
  portion.......................................       521,000        186,000        237,000(6)   15,240,000         44,000
Redeemable, convertible preferred shares........            --             --             --         900,000      1,270,000
Accumulated deficit.............................   (23,658,000)   (22,503,000)   (22,638,000)    (21,538,000)    (7,500,000)
Shareholders' equity (deficit)..................    17,713,000     18,791,000     18,651,000      (9,491,000)     3,992,000

---------------
(1) Reflects a lease abandonment charge for facilities relocation.

(2) Reflects the write-off of certain in-process research and development (including related transaction costs) purchased from Elan.

(3) Costs incurred in connection with the settlement of certain trade dress litigation.

(4) Discontinued operations include the operating results of the Company's prosthetics division, which was sold in December 1996.

(5) See Notes to Consolidated Financial Statements for information concerning the computation of per share amounts.

(6) Reflects $15,240,000 (including accrued interest) in notes issued to Elan at June 30, 1997.

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

OVERVIEW

     The Company is a specialty pharmaceutical company focused on satisfying substantial unmet medical needs in large pharmaceutical markets. The Company is currently pursuing research, product development and commercialization activities in the local inflammation and ophthalmic markets. The majority of the Company's revenues have been generated through the sale of its Phoresor system and related active transdermal drug delivery products into the physical therapy market for use in the treatment of acute local inflammation. Since its inception, the Company has generally incurred operating losses and it expects to incur additional operating losses over the next several years as a result of anticipated costs associated with a significant increase in internally funded research, development and clinical trial activities relating to new applications for its iontophoretic drug delivery technologies, and the consolidation and equipping of its facilities. As of June 30, 2000, the Company's accumulated deficit was approximately $23.7 million. The Company's ability to achieve and sustain profitability will depend on its ability to achieve market acceptance and successfully expand sales of its existing products; successfully complete the development of, receive regulatory approvals for, and successfully manufacture and market its products under development; as well as successfully perform and achieve development, clinical testing, manufacture, marketing or commercialization of certain of its products or products in development, as to which there can be no assurance.

FISCAL YEARS ENDED JUNE 30, 2000 AND 1999

     Revenues. Product sales increased 10% to $10.6 million in fiscal 2000 from $9.6 million in fiscal 1999. The increase can be attributed primarily to continued growth in the IOGEL(TM) product line, expanded distribution efforts and increased market acceptance of iontophoresis.

     Contract research revenues, royalties and license fees were $171,000 in fiscal 2000 compared to $893,000 in fiscal 1999. This is attributable to a decrease in research revenues from the Company's collaborative development agreement with Novartis, which ended in December 1998. This decrease in research revenue is expected to continue while the Company seeks new collaborative development partnerships.

     Costs of Products Sold. Costs of products sold decreased 7% to $3.7 million in fiscal 2000 from $4.0 million in fiscal 1999, reflecting higher fiscal 1999 costs due to certain non-recurring engineering and tooling costs in fiscal 1999. Gross product margins improved substantially to 65% during fiscal 2000 from 59% in fiscal 1999. Increased sales, a favorable product mix and effective cost containment efforts in manufacturing operations accounted for this improvement. The Company expects a reduction in gross margin during fiscal 2001 due to higher fixed costs resulting from its relocation to a new facility and from the installation of automated manufacturing equipment in anticipation of volume increases following FDA approval of new products.

     Research and Development Expense. Research and development expenditures increased 73% to $3.2 million in fiscal 2000 from $1.9 million in fiscal 1999, reflecting the Company's investment in key internal development programs. The Company is in the latter stages of Phase III clinical trials for the non-invasive, site-specific delivery of dexamethasone for the treatment of acute local inflammation. In addition, the Company continues to conduct research and to publish and present data relating to the technical feasibility of its OcuPhor(TM) System for the delivery of specialty pharmaceutical products in the treatment of ophthalmic diseases. The Company intends to continue the self-funding of these and other research and product development programs.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $5.6 million in fiscal 2000 and $5.4 million in 1999. Expenses in fiscal 2000 included increased business development costs and legal, professional and related costs incurred in connection with patent prosecution and maintenance costs. Expenses in fiscal 1999 included non-recurring costs associated with the restructuring of the Company's field sales force and an increase in certain marketing and promotional expenses, increased legal, professional and related costs incurred in connection with investor relations and SEC compliance, increased patent prosecution and maintenance costs, and executive recruiting costs.

     Lease Abandonment Charge. The Company incurred a non-recurring lease abandonment charge of $360,000 associated with the planned consolidation of its research, administrative and manufacturing operations.

     Other Costs and Expenses. Interest expense increased to $26,000 in fiscal 2000 from $19,000 in fiscal 1999. This increase can be attributed to higher interest expense resulting from the increased equipment and furniture purchased under the Company's lease line. Interest income and other miscellaneous income was $986,000 in fiscal 2000, compared to $867,000 in fiscal 1999. Amounts in both periods reflect interest earnings on the invested cash balances.

     Income Taxes. The Company has substantial net operating loss carryforwards, which, under the current "change of ownership" rules of the Internal Revenue Code of 1986, as amended, may be subject to substantial annual limitation. No income tax benefit was recognized for fiscal 2000. In addition, no income tax expense was recognized on the Company's fiscal 1999 pre-tax income.

     Net Income (loss). A net loss of $1,155,000 in fiscal 2000 compares to net income of $135,000 in fiscal 1999. Interest earnings on invested cash balances offset a loss from operations in fiscal 2000, in part. The net loss in fiscal 2000 can be attributed to internally funded research and development programs, including the Phase III clinical studies, and the leasehold abandonment charge. Net income in fiscal 1999 can be attributed to the interest earnings on invested cash balances.

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

     Research and Development Expense. Research and development expenditures were approximately $1.9 million in fiscal 1999 and $1.8 million in fiscal 1998. A reduction in research and development expenditures on Novartis related activities during fiscal 1999 was offset by increased discretionary spending on internally funded research projects, including the Phase III clinical trials for the non-invasive, site-specific delivery of Dexamethasone for the treatment of acute local inflammatory conditions.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $5.4 million in fiscal 1999 and 1998. Expenses in fiscal 1999 included increased legal, professional and related costs incurred in connection with investor relations and SEC compliance, increased patent prosecution and maintenance costs, and executive recruiting costs associated with the Company's efforts to fill positions in its executive management staff. In addition, the Company incurred one-time costs associated with the restructuring of the Company's field sales force and an increase in certain marketing and promotional expenses. Expenses in fiscal 1998 included recruiting, personnel and other sales and marketing costs associated with the Company's initial investment in the market introduction of Numby Stuff. In addition, the Company realized increased costs associated with the maintenance and prosecution of the patent portfolio acquired from Elan.

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

     Net Income (loss). Net income of $135,000 in fiscal 1999 compares to a net loss of $1.1 million in fiscal 1998. The net income in fiscal 1999 can be attributed to the interest earnings on invested cash balances, while the loss in fiscal 1998 can be attributed to the non-cash interest charges on the Elan indebtedness and the Company's investment in the sales and marketing of Numby Stuff, which, to date, has not generated significant revenues.

LIQUIDITY AND CAPITAL RESOURCES

     Prior to fiscal 1996, the Company funded its operating losses primarily through private equity financing, convertible debt arrangements, capital lease financing, and collateralized bank loans. During the periods fiscal 1996 through fiscal 1999, the Company's operating and research activities have been internally funded, primarily as a result of the research and development revenues and license fees the Company received from Novartis. During fiscal 2000, the Company's operating loss, which resulted from investment in research and development programs, was funded largely by cash flow from its commercial operating business and its cash reserves.

     Novartis elected not to renew its collaborative research and development agreement with the Company, which expired on December 31, 1998. Accordingly, the Company's contract research revenues declined during fiscal 2000.

     In April 1998, the Company completed an initial registered public offering pursuant to which the Company issued 1,850,000 common shares and raised approximately $11,445,000, net of underwriters' discounts and offering expenses. As of June 30, 2000, the Company had cash and cash equivalents totaling approximately $15.1 million. Cash in excess of immediate requirements is invested in a manner which is intended to maximize liquidity and return while minimizing investment risk, and, whenever possible, the Company seeks to minimize the potential effects of concentration of credit risk.

     The Company consumed $491,000 in cash from operating activities during fiscal 2000 compared to generating $789,000 in fiscal 1999. Decreased cash from operating activities in fiscal 2000 can be attributed to the Company's net loss. The Company generated $789,000 in cash from operating activities during fiscal 1999 compared to consuming $251,000 in cash during fiscal 1998. This increased cash from operating activities in fiscal 1999 can be attributed to the generation of $135,000 of net income in fiscal 1999 as compared to a net loss of $1.1 million in fiscal 1998, as well as a decrease in the Company's net investment in working capital during fiscal 1999.

     Historically, the Company's operations have not been capital intensive and, therefore, its investment in property, plant and equipment during the periods presented has not been significant. However, the Company has entered into agreements with various commercial banks and lending institutions to provide additional lease financing for the Company's anticipated investments in capital equipment. As of June 30, 2000, the Company had approximately $521,000 outstanding under these lease agreements, all of which was classified as long-term obligations. The Company intends to use the available credit under the agreement to fund the majority of its capital equipment needs during the next 12 months. The Company's expenditures for equipment and furniture in excess of equipment acquired under the lease agreements were $234,000, $189,000 and $670,000 in each of the fiscal years ended June 30, 2000, 1999 and 1998, respectively.

     Other sources and uses of cash during the periods included the following:
During fiscal 2000, the Company purchased all rights to the iontophoretic intellectual property owned by Laboratories Fournier, including patented technology, know-how and a 10-year non-compete clause, at a cost of $1.4 million, including transaction expenses; used $84,000 for payments on long-term capital lease obligations; and received $43,000 in proceeds from exercise of stock options. During fiscal 1999, the Company used $51,000 for payments on long-term capital lease obligations. During fiscal 1998, the Company purchased a license to certain iontophoretic drug delivery technology at a cost of $214,000, including transaction expenses; received proceeds of $240,000 under a long-term capital lease; and paid $180,000 for the mandatory redemption of a portion of its Series C Preferred Shares.

     In other non-cash transactions related to the initial public offering, (i) the Company granted warrants to purchase 170,000 common shares to the underwriters, exercisable after April 23, 1999, at an initial exercise price of $9.38 per share; (ii) Elan converted the amounts outstanding under the Elan Notes, including accrued interest thereon, into 1,206,391 common shares and 893,901 shares of newly created Series D preferred shares, at the initial public offering price of $7.50 per share; (iii) the 28,800 Series C preferred shares of the Company which were outstanding immediately prior to the offering were automatically converted, on a share-for-share basis, into common shares; and
(iv) the Company issued an additional 29,697 common shares to Laboratories Fournier, pursuant to the antidilution provisions of a prior stock purchase agreement between the companies. Also during fiscal 1998, Novartis converted their minority interest in Dermion, Inc. into common shares of the Company.

     In an effort to meet anticipated future growth and to consolidate its research and administrative functions and manufacturing operations, the Company executed a lease agreement in fiscal 2000 for an approximate 34,000 square foot facility. Accordingly, the Company recorded a non-recurring charge of $360,000 relating to the abandonment of its current facilities. The Company anticipates the use of term loans and lease lines, the availability of which is not assured, to fund the facilities modification and consolidation.

     The Company expects to continue to incur substantial costs associated with its research and product development activities, including clinical trials, investment in sales and marketing of new product lines, additional investment in working capital, and the cost of consolidating and equipping its facilities. These costs will be funded by internally generated funds from the Company's established commercial business; term loan and capital lease financing agreements; and from existing cash balances. It is currently estimated that the Company will consume $5 million of existing cash balances during fiscal year 2001. The Company anticipates that its existing cash balances and cash generated from operations will be sufficient to fund the operations of the Company at least through fiscal 2001. However, the Company may be required or elect to raise additional capital before that time. The Company's actual capital requirements will depend on many factors, some of which are outside the Company's control.

ADDITIONAL RISK FACTORS

     Future results could differ materially from those currently anticipated by the Company due to a number of factors, including those identified in this section and elsewhere in this Form 10-K, any of which could have a material adverse impact on the Company's business, financial condition or results of operations.

     Continuing Operating Losses; Uncertainty of Future Profitability. Since 1991, the Company has sustained losses in each fiscal year, except fiscal years 1999 and 1996. The Company had an accumulated deficit of $23.7 million as of June 30, 2000. The Company intends to expand its product lines, research and development, business development and marketing efforts in the near future and, therefore, does not anticipate being profitable in the near term.

     Uncertainties Related to Product Development. The Company will be required to undertake time-consuming and costly development activities and seek regulatory approval for new applications and products. Product revenues may not be realized from the sale of any such products for several years, if at all.

     Reliance on Collaborative Partners. The Company's strategy is to target products that it can develop internally, without depending on collaborative research and product development partners, and where it can play a direct role in the marketing or co-marketing of its products. The strategy will not preclude the Company from seeking collaborative marketing partners for internal programs, nor will it interfere with its interest or ability to enter into collaborative research and development activities with prospective pharmaceutical or biotech partners. However, the Company's product development and commercialization strategy will not be as dependent upon such relationships, as it has been in the past.

     The Company has previously entered into arrangements with corporate partners, licensors, licensees and other parties for the development, clinical testing, manufacture, marketing or commercialization of certain of its products or products in development. Until the Company elects to and enters into additional collaborative agreements, the Company will be required to internally fund all of its research and development expenditures. To the extent the Company chooses not, or is not able, to establish such collaborations, it could experience significantly increased business risk and capital requirements in the development, clinical testing, manufacturing, marketing and commercialization of its products. The Company could also encounter significant delays in introducing products into markets or find that the development, manufacture or sale of proposed products in such markets is adversely affected by the absence of those collaborative arrangements.

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

     In order to achieve broad distribution and market penetration of its current and future products, the Company intends to expand its marketing presence through direct sales and marketing or through co-marketing of its products with collaborative marketing partners or distributors that have national or market-specific marketing capabilities. There can be no assurance that the Company will be able to maintain existing, or establish new, marketing arrangements on terms favorable to the Company, if at all.

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

     Need to Manage Expanding Operations. If the Company is successful in achieving market acceptance of its products and products under development, it will be required to expand its operations, particularly in the areas of research and development, sales and marketing, and manufacturing. As the Company expands its operations in these areas, those expansions will likely result in new and increased responsibilities for management personnel and place significant strain on the Company's management, operating and financial systems and other resources. To accommodate any such growth and compete effectively, the Company will be required to implement improved information systems, procedures and controls, and to expand, train, motivate and manage its work force. The Company's future success will depend to a significant extent on the ability of its current and future management personnel to operate effectively both independently and as a group. There can be no assurance the Company's personnel, systems, procedures and controls will be adequate to support the Company's future operations.

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

     The Company may be required to comply with other proposed and new US and foreign regulations governing its current and future products. There can be no assurance that proposed and new regulations will not have a materially adverse effect on the Company.

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

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                       CONSOLIDATED FINANCIAL STATEMENTS

                                  IOMED, INC.

                                 JUNE 30, 2000

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                  IOMED, INC.

                                                               PAGE
                                                              -------
AUDITED CONSOLIDATED FINANCIAL STATEMENTS:
Report of Independent Auditors..............................       33
Consolidated Balance Sheets at June 30, 2000 and 1999.......       34
Consolidated Statements of Operations for the Years Ended
  June 30, 2000, 1999 and 1998..............................       35
Consolidated Statements of Shareholders' Equity (Deficit)
  for the Years Ended June 30, 2000, 1999 and 1998..........       36
Consolidated Statements of Cash Flows for the Years Ended
  June 30, 2000, 1999 and 1998..............................       37
Notes to Consolidated Financial Statements..................  38 - 46

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
IOMED, Inc.

     We have audited the accompanying consolidated balance sheets of IOMED, Inc. and subsidiary as of June 30, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IOMED, Inc. and subsidiary at June 30, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States.

                                          ERNST & YOUNG LLP

Salt Lake City, Utah
August 9, 2000

                                  IOMED, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                        JUNE 30,
                                                              ----------------------------
                                                                  2000            1999
                                                              ------------    ------------
Current assets:
  Cash and cash equivalents.................................  $ 15,097,000    $ 17,263,000
  Accounts receivable, less allowance for doubtful accounts
     of $78,000 in 2000 and 1999............................     1,339,000       1,292,000
  Inventories...............................................       767,000         782,000
  Prepaid expenses..........................................       119,000          43,000
                                                              ------------    ------------
          Total current assets..............................    17,322,000      19,380,000
Equipment and furniture, net................................       908,000         603,000
Other assets................................................     1,686,000         171,000
                                                              ------------    ------------
          Total assets......................................  $ 19,916,000    $ 20,154,000
                                                              ============    ============

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable....................................  $    145,000    $    237,000
  Accrued liabilities.......................................     1,338,000         940,000
  Current portion of long-term obligations..................       134,000          57,000
                                                              ------------    ------------
          Total current liabilities.........................     1,617,000       1,234,000
Long-term obligations.......................................       387,000         129,000
Other long-term liabilities.................................       199,000              --
Commitments
Shareholders' equity:
  Common shares, no par value; 100,000,000 shares
     authorized; issued and outstanding 6,527,535 shares in
     2000 and 6,507,744 shares in 1999......................    34,490,000      34,413,000
  Convertible preferred shares, no par value; 10,000,000
     shares authorized; issued and outstanding of all series
     893,801 shares in 2000 and 1999........................     6,881,000       6,881,000
  Accumulated deficit.......................................   (23,658,000)    (22,503,000)
                                                              ------------    ------------
          Total shareholders' equity........................    17,713,000      18,791,000
                                                              ------------    ------------
          Total liabilities and shareholders' equity........  $ 19,916,000    $ 20,154,000
                                                              ============    ============

                            See accompanying notes.

                                  IOMED, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEAR ENDED JUNE 30,
                                                      -----------------------------------------
                                                         2000           1999           1998
                                                      -----------    -----------    -----------
Revenues:
  Product sales.....................................  $10,596,000    $ 9,608,000    $ 8,489,000
  Contract research revenue, royalties and license
     fees...........................................      171,000        893,000      1,788,000
                                                      -----------    -----------    -----------
          Total revenues............................   10,767,000     10,501,000     10,277,000
Operating costs and expenses:
  Cost of products sold.............................    3,692,000      3,961,000      3,659,000
  Research and development..........................    3,210,000      1,860,000      1,790,000
  Selling, general and administrative...............    5,620,000      5,393,000      5,389,000
  Lease abandonment charge..........................      360,000             --             --
                                                      -----------    -----------    -----------
          Total costs and expenses..................   12,882,000     11,214,000     10,838,000
                                                      -----------    -----------    -----------
Loss from operations................................   (2,115,000)      (713,000)      (561,000)
Interest expense....................................       26,000         19,000        930,000
Interest income and other, net......................      986,000        867,000        402,000
                                                      -----------    -----------    -----------
Income (loss) before minority interest..............   (1,155,000)       135,000     (1,089,000)
Minority interest...................................           --             --         11,000
                                                      -----------    -----------    -----------
Net income (loss)...................................  $(1,155,000)   $   135,000    $(1,100,000)
                                                      ===========    ===========    ===========
Basic and diluted income (loss) per common share....  $      (.18)   $       .02    $      (.29)

                            See accompanying notes.

                                  IOMED, INC.

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                 COMMON SHARES          CONVERTIBLE
                            ------------------------     PREFERRED     ACCUMULATED
                             SHARES        AMOUNT         SHARES         DEFICIT          TOTAL
                            ---------    -----------    -----------    ------------    -----------
BALANCE AT JUNE 30,
  1997....................  3,134,392    $12,047,000    $       --     $(21,538,000)   $(9,491,000)
  Stock options
     exercised............     11,786         25,000            --               --         25,000
  Conversion of
     redeemable,
     convertible preferred
     shares...............     28,800        720,000            --               --        720,000
  Sale of common shares
     for cash.............  1,850,000     11,445,000            --               --     11,445,000
  Conversion of
     subordinated,
     convertible debt.....  1,206,391      9,287,000     6,881,000                      16,168,000
  Exchange of minority
     interest and other...    268,149        884,000            --                         884,000
  Net loss................         --             --            --       (1,100,000)    (1,100,000)
                            ---------    -----------    ----------     ------------    -----------
BALANCE AT JUNE 30,
  1998....................  6,499,518     34,408,000     6,881,000      (22,638,000)    18,651,000
  Stock options
     exercised............      8,226          5,000            --               --          5,000
  Net income..............         --             --            --          135,000        135,000
                            ---------    -----------    ----------     ------------    -----------
BALANCE AT JUNE 30,
  1999....................  6,507,744     34,413,000     6,881,000      (22,503,000)    18,791,000
  Stock options
     exercised............     19,791         43,000            --               --         43,000
  Compensation related to
     non-employee stock
     option grants........         --         34,000            --               --         34,000
  Net loss................         --             --            --       (1,155,000)    (1,155,000)
                            ---------    -----------    ----------     ------------    -----------
BALANCE AT JUNE 30,
  2000....................  6,527,535    $34,490,000    $6,881,000     $(23,658,000)   $17,713,000
                            =========    ===========    ==========     ============    ===========

                            See accompanying notes.

                                  IOMED, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    YEAR ENDED JUNE 30,
                                                          ---------------------------------------
                                                             2000          1999          1998
                                                          -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss).......................................  $(1,155,000)  $   135,000   $(1,100,000)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation and amortization.........................      380,000       407,000       289,000
  Compensation from non-employee stock options
     granted............................................       34,000            --            --
  Non-cash interest expense.............................           --            --       928,000
  Minority interest and other non-cash charges..........           --        30,000        62,000
  Lease abandonment charge..............................      360,000            --            --
  Changes in operating assets and liabilities:
     Accounts receivable................................      (47,000)      249,000      (432,000)
     Inventories........................................       15,000        94,000      (162,000)
     Prepaid expenses and other assets..................     (120,000)       10,000       (34,000)
     Trade accounts payable.............................      (92,000)     (389,000)      455,000
     Other accrued liabilities..........................      134,000       253,000      (257,000)
                                                          -----------   -----------   -----------
Net cash provided by (used in) operating activities.....     (491,000)      789,000      (251,000)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment and furniture....................     (234,000)     (189,000)     (670,000)
Purchase of intangible assets...........................   (1,400,000)           --      (214,000)
                                                          -----------   -----------   -----------
Net cash used in investing activities...................   (1,634,000)     (189,000)     (884,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common shares.................       43,000         5,000    11,470,000
Proceeds from long-term obligations.....................           --            --       240,000
Payments on long-term obligations.......................      (84,000)      (51,000)       (5,000)
Redemptions of redeemable preferred shares..............           --            --      (180,000)
Other...................................................           --            --       (27,000)
                                                          -----------   -----------   -----------
Net cash provided by (used in) financing activities.....      (41,000)      (46,000)   11,498,000
Net increase/(decrease) in cash and cash equivalents....   (2,166,000)      554,000    10,363,000
Cash and cash equivalents at beginning of year..........   17,263,000    16,709,000     6,346,000
                                                          -----------   -----------   -----------
Cash and cash equivalents at end of year................  $15,097,000   $17,263,000   $16,709,000
                                                          ===========   ===========   ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest..................................  $    26,000   $    19,000   $     2,000
Cash paid for income taxes..............................  $        --   $        --   $        --
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES
Purchase of equipment under capital lease obligation....  $   419,000   $        --   $        --
Preferred shares converted to common shares.............  $        --   $        --   $   720,000
Subordinated debt converted to common and preferred
  shares................................................  $        --   $        --   $16,168,000
Minority interest converted to common shares............  $        --   $        --   $   909,000

                            See accompanying notes.

                                  IOMED, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

     IOMED, Inc., a Utah corporation (the "Company"), is a specialty pharmaceutical company focused on satisfying substantial unmet medical needs in large pharmaceutical markets. The Company is currently pursuing research, product development and commercialization activities in the local inflammation and ophthalmic markets.

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Dermion, Inc. ("Dermion"). Dermion was formed in April 1996 to conduct advanced research and development of iontophoretic systems on its own behalf and on behalf of third party clients. All significant intercompany transactions and accounts have been eliminated. Prior to November 1997, Novartis Pharmaceuticals Corporation ("Novartis") owned a 20% interest in Dermion which is reflected as minority interest in the accompanying financial statements.

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

Concentrations of Credit Risk

     The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents and trade accounts receivable. Cash and cash equivalents are held in federally insured financial institutions or invested in high-grade short-term commercial paper issued by major United States corporations. The Company sells its products primarily to, and has trade accounts receivable with, independent durable medical equipment dealers in the United States and abroad. Less than 10% of product sales are to foreign customers. As a general policy, collateral is not required for accounts receivable; however, the Company maintains an allowance for losses based upon expected collections of accounts receivable. Additionally, customers' financial condition and credit worthiness are regularly evaluated and historical losses have not been material. Sales to one customer accounted for approximately 16% and 15% of the Company's product sales for the years ended June 30, 2000 and 1999. At June 30, 2000 and 1999, amounts due from such customer accounted for approximately 14% and 18% of trade receivables, all of which was current. No single customer accounted for more than 10% of such sales in fiscal 1998. The Company considers credit risk from concentrations of trade accounts receivable to be low.

Reclassifications

     Certain reclassifications have been made to prior year balances to conform to the financial statement presentation included herein.

                                  IOMED, INC.

Patent Development Costs

     In connection with its research and development efforts, costs of which are expensed as incurred, the Company incurs certain costs in the preparation, application, filing, maintenance and defense of patents and trademarks. Where such costs primarily relate to patents and trademarks covering technologies or products which are under development or in the early stages of commercialization, the Company expenses such costs as incurred.

Revenue Recognition

     Revenues on product sales are generally recognized upon shipment against a customer order. The Company recognized revenue from contract research based on qualifying expenditures. Revenues from royalty and license agreements are recognized as earned, during the term of the agreement.

Inventories

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventories consist of the following:

                                                               JUNE 30,
                                                         --------------------
                                                           2000        1999
                                                         --------    --------
Raw materials..........................................  $441,000    $469,000
Work-in-progress.......................................    24,000      25,000
Finished goods.........................................   302,000     288,000
                                                         --------    --------
                                                         $767,000    $782,000
                                                         ========    ========

Equipment and Furniture

     Equipment and furniture are stated at cost. Depreciation and amortization is computed using the straight-line method over estimated useful lives of three to five years. Leasehold improvements are amortized over the term of the lease or the useful life of the improvements, whichever is shorter. Equipment and furniture consist of the following:

                                                             JUNE 30,
                                                    --------------------------
                                                       2000           1999
                                                    -----------    -----------
Manufacturing equipment...........................  $ 1,199,000    $   965,000
Office and research and development equipment.....    1,868,000      1,477,000
Leasehold improvements............................      736,000        708,000
                                                    -----------    -----------
                                                      3,803,000      3,150,000
Less accumulated depreciation and amortization....   (2,895,000)    (2,547,000)
                                                    -----------    -----------
                                                    $   908,000    $   603,000
                                                    ===========    ===========

Intangible Assets

     Intangible assets, which are included in other assets, consist of rights to intellectual property, including intellectual property purchased from Laboratories Fournier, S.C.A. in June 2000 for $1.4 million. Such assets are being amortized on a straight-line basis over the estimated useful lives of the individual assets, ranging from between five and seventeen years.

                                  IOMED, INC.

Long Lived Assets

     The estimated useful lives and recorded values of all long lived assets are periodically reviewed by management and adjusted to reflect any change in anticipated lives or reduction in value.

Stock Options

     The Company has elected to follow Accounting Principles Board Opinion No. 25 -- Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee stock options rather than adopting the alternative fair value accounting provided for under FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123). Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying shares on the date of grant, the Company does not recognize any compensation expense.

     Stock compensation expense for options granted to non-employees has been determined in accordance with SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services (EITF 96-18). The fair value of options granted to non-employees is periodically re-measured as the underlying options vest.

Earnings (Loss) Per Share

     The Company's net income (loss) per share has been calculated in accordance with SFAS No. 128 -- Earnings Per Share and, accordingly, includes a computation of both basic and diluted earnings per share. Net income (loss) as presented in the statements of operations represents the numerator used in computing earnings per share and the following table sets forth the computation of the weighted average shares used in determining basic and diluted earnings per share:

                                                              2000     1999     1998
                                                              -----    -----    -----
                                                                  (IN THOUSANDS)
Denominator for basic earnings per share -- weighted average
  shares....................................................  6,513    6,503    3,821
Dilutive securities: preferred stock, convertible debt,
  warrants and stock options................................     --      926       --
                                                              -----    -----    -----
Denominator for diluted earnings per share -- adjusted
  weighted average shares and assumed conversions...........  6,513    7,429    3,821
                                                              =====    =====    =====

     At June 30, 2000, the following securities were outstanding but were not included in the computation of diluted earnings per share due to their anti-dilutive effect: options to purchase 1,220,420 common shares at a weighted average exercise price of $3.33 per share; warrants to purchase 339,792 common shares at a weighted average price of $13.70 per share; and 893,801 convertible Series D preferred shares convertible on a share-for-share basis into common stock.

Income Taxes

     The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                                  IOMED, INC.

New Accounting Pronouncements

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements. The effective date of SAB 101 is the fourth quarter of the fiscal year ending after December 15, 1999. This SAB clarifies certain existing guidance related to revenue recognition. The Company is currently evaluating the impact that SAB 101 will have on its revenue recognition policies and practices. However, it is not anticipated that SAB 101 will have a material impact on the Company's reported revenue.

2. ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                                                              JUNE 30,
                                                       ----------------------
                                                          2000         1999
                                                       ----------    --------
Payroll and related benefits.........................  $  585,000    $500,000
Professional fees....................................     219,000     122,000
Royalties............................................      69,000      88,000
FDA user fees........................................      83,000      96,000
Lease and other obligations on abandoned
  facilities.........................................     264,000          --
Warranty.............................................      10,000      10,000
Other................................................     108,000     124,000
                                                       ----------    --------
                                                       $1,338,000    $940,000
                                                       ==========    ========

3. SUBORDINATED, CONVERTIBLE DEBT

     In connection with the March 1997 purchase of in-process research and development from Elan Corporation, plc ("Elan"), the Company issued two subordinated convertible notes to Elan (the "Elan Notes"), an A Note and a B Note, each bearing interest at 9.5%, in the amount of $10,000,000 and $5,000,000, respectively. On April 28, 1998, concurrent with the closing of the initial public offering of the Company's common shares, the Elan Notes, including accrued interest thereon, were converted at $7.50 per share into an aggregate of 1,206,391 common shares and 893,801 Series D preferred shares of the Company.

4. COMMITMENTS

Operating Leases

     The Company leases space and certain equipment under noncancellable operating lease agreements that expire at various dates through April 2006. Rental expense for such leases was $227,000, $248,000 and $239,000 for the years ended June 30, 2000, 1999 and 1998, respectively. It is generally expected that, in the normal course of business, operating leases that expire will be renewed or replaced by other leases with similar terms. Future minimum lease payments under noncancellable operating leases at June 30, 2000 were $2,104,000. These obligations mature as follows: fiscal 2001 -- $385,000; fiscal 2002 -- $418,000; fiscal 2003 -- $368,000; fiscal 2004 -- $324,000; and thereafter $609,000.

     In order to consolidate its research, administrative and manufacturing operations, the Company entered into a lease agreement for a new facility in fiscal 2000 and recorded a net non-recurring lease abandonment charge of $360,000 and accrued the associated non-cancelable abandoned lease and other obligations at June 30, 2000. The Company recorded $199,000 of lease obligations on the abandoned facility with terms in excess of one year as other long-term liabilities. All other obligations associated with the abandonment are considered current and are recorded as accrued liabilities.

                                  IOMED, INC.

Long-Term Obligations

     The Company has acquired various equipment and furniture under capital lease agreements. The capitalized cost of such equipment is $713,000 and accumulated amortization was $152,000 at June 30, 2000.

     The carrying values of the long-term obligations approximate fair values as the interest rates on these long-term obligations approximate market rates of interest. Future minimum payments under capital leases consisted of the following at June 30, 1999:

YEAR ENDING JUNE 30:
  2001......................................................  $ 178,000
  2002......................................................    173,000
  2003......................................................    109,000
  2004......................................................    106,000
  2005......................................................     63,000
                                                              ---------
Total minimum lease payments................................    629,000
Amounts representing interest...............................   (108,000)
                                                              ---------
Present value of net minimum lease payments.................    521,000
Less current portion of capital lease obligations...........   (134,000)
                                                              ---------
Noncurrent portion of capital lease obligations.............  $ 387,000
                                                              =========

Royalty Agreements

     The Company is the licensee under royalty agreements which provide for the payment of royalties to the licensor based upon net sales of the products under royalty. Royalty expense in each of the three years in the period ended June 30, 2000 was not material.

5. SHAREHOLDERS' EQUITY

Initial Public Offering

     During fiscal 1998, the Company completed an initial registered public offering pursuant to which the Company issued 1,850,000 common shares and raised approximately $11,445,000, net of underwriters' discounts and offering expenses.

     In other transactions related to the initial public offering, (i) the Company granted warrants to purchase 170,000 common shares to the underwriters, exercisable after April 23, 1999, at an initial exercise price of $9.38 per share; (ii) Elan converted the amounts outstanding under the Elan Notes, including accrued interest thereon, into 1,206,391 common shares and 893,901 shares of newly created Series D preferred shares, at the initial public offering price of $7.50 per share; (iii) the 28,800 Series C preferred shares of the Company, which were outstanding immediately prior to the offering, were automatically converted, on a share-for-share basis, into common shares; and
(iv) the Company issued an additional 29,697 common shares to Laboratories Fournier, pursuant to the anti-dilution provisions of a prior stock purchase agreement between the companies.

Redeemable, Convertible Preferred Shares

     In connection with a reorganization of the Company in fiscal 1988, the Company issued 878,254 shares of $.001 par value redeemable convertible preferred shares in three series; Series A, Series B and Series C. Pursuant to the terms of such preferred shares, the 14,000 Series A shares were redeemed and the 828,254 Series B shares were converted prior to August 1996 into common shares.

                                  IOMED, INC.

     Pursuant to mandatory redemption requirements, 7,200 Series C preferred shares were redeemed in July 1997. The remaining 28,800 Series C preferred shares were subject to mandatory conversion, on a share-for-share basis, into common shares upon the closing of the initial public offering of the Company.

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

Warrants

     The Company has issued five warrants which entitle the holders thereof to acquire common shares of the Company. In April 1998, the Company issued a warrant to Everen Securities to acquire up to 170,000 shares for an initial exercise price of $9.38 per share. In November 1997, the Company issued a warrant to Novartis to acquire up to 18,750 shares for an exercise price of $21.60 per share. In March 1997, the Company issued a warrant to Elan to acquire up to 104,167 shares for an exercise price of $21.60 per share. In December 1996, the Company issued a warrant to the Alliance of Children's Hospitals, Inc. to acquire up to 44,792 shares for an exercise price of $8.88 per share. In June 1995, the Company issued a warrant to the Silicon Valley Bank to acquire up to 2,083 shares for an exercise price of $4.80 per share. The warrants expire in April 2003, November 2002, April 2002, December 2003, and June 2002, respectively. At June 30, 2000, the Company had 339,792 shares of its authorized, unissued common shares reserved for issuance pursuant to these warrant obligations.

Stock Options

     The Company has adopted and approved two incentive compensation plans. The Company's 1988 Stock Option Plan was approved by the shareholders in November 1988 and the Company's 1997 Share Incentive Plan was approved by the shareholders in November 1997. The 1988 Stock Option Plan expired in August 1998 and no further grants were made under the Plan following the adoption of the 1997 Share Incentive Plan.

                                  IOMED, INC.

In general, options granted vest over zero to five years. A summary of the activity under the Plans during each of the three years ended June 30, 2000, is as follows:

                                                OUTSTANDING STOCK OPTIONS
                                    SHARES      --------------------------      WEIGHTED-
                                   AVAILABLE    NUMBER OF        PRICE           AVERAGE
                                   FOR GRANT     SHARES        PER SHARE      EXERCISE PRICE
                                   ---------    ---------    -------------    --------------
Balance at June 30, 1997.........  1,327,642      330,381    $ .38 - $6.72        $4.70
  Options granted................    (15,758)      15,758    $8.88 - $9.00        $8.91
  Options exercised..............         --      (11,786)   $ .38 - $8.88        $2.09
  Options canceled...............      3,016       (3,016)   $4.80 - $8.88        $6.58
                                   ---------    ---------    -------------        -----
Balance at June 30, 1998.........  1,314,900      331,337    $ .72 - $9.00        $4.96
  Options granted................   (540,000)     540,000    $2.25 - $2.63        $2.28
  Options exercised..............         --       (8,226)       $.72             $ .72
  Options canceled...............      1,000      (20,734)   $ .72 - $9.00        $6.41
                                   ---------    ---------    -------------        -----
Balance at June 30, 1999.........    775,900      842,377    $ .72 - $9.00        $3.25
  Options granted................   (418,500)     418,500    $2.25 - $3.88        $3.50
  Options exercised..............         --      (19,791)       $2.16            $2.16
  Options canceled...............      5,500      (20,666)   $ .72 - $8.88        $4.52
                                   ---------    ---------    -------------        -----
Balance at June 30, 2000.........    362,900    1,220,420    $ .72 - $9.00        $3.33
                                   =========    =========    =============        =====

     The weighted average fair value of options granted in the years ended June 30, 2000, 1999 and 1998, were $2.26, $2.06 and $1.24, respectively. Additional information regarding the options outstanding at June 30, 2000 follows:

                        OPTIONS OUTSTANDING
-------------------------------------------------------------------        OPTIONS EXERCISABLE
                                WEIGHTED-AVERAGE                      ------------------------------
   RANGE OF         NUMBER         REMAINING       WEIGHTED-AVERAGE     NUMBER      WEIGHTED-AVERAGE
EXERCISE PRICES   OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
---------------   -----------   ----------------   ----------------   -----------   ----------------
     $.72              3,332       0.12 years           $ .72             3,332          $ .72
 $2.16 - $2.63       647,667       8.52 years           $2.30           202,167          $2.30
 $3.60 - $4.80       501,793       7.22 years           $4.17           238,393          $4.50
 $6.72 - $9.00        67,628       6.23 years           $7.13            53,234          $7.03
 -------------     ---------       ----------           -----           -------          -----
 $ .72 - $9.00     1,220,420       7.83 years           $3.33           497,126          $3.85
 =============     =========       ==========           =====           =======          =====

     Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. Had compensation cost for the Company's employee stock options been determined consistent with the methodology prescribed under SFAS 123, the Company's net income and earnings per share would have been reduced by approximately $378,000, or $.06 per common share in fiscal 2000. The effect on the Company's pro forma results for each of the fiscal years 1999 and 1998 was not material (less than $.01 per share). The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2000, 1999 and 1998, respectively: risk-free interest rates of 6.5%, 5.6% and 5.7%; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of 0.63, 1.42 and 0; and a weighted-average expected life of the option of 6 years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. In management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options because the Company's employee stock options have characteristics different from

                                  IOMED, INC.

those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. Because the effect of SFAS 123 is prospective, the initial impact on pro forma net income (loss) may not be representative of compensation expense in future years.

     In accordance with EITF 96-18, the Company accounts for stock options issued to non-employees at fair value. The value of the stock options is amortized to expense over the vesting period. The Company issued stock options to certain non-employees and recognized related compensation expense of $34,000 during the fiscal year ended June 30, 2000.

6. RESEARCH & DEVELOPMENT

     In July 1995, the Company entered into a research and development agreement with Novartis, a Swiss pharmaceutical company, to evaluate the feasibility of delivering certain Novartis compounds using the Company's iontophoretic drug delivery technologies. The term of the research and development agreement ended on December 31, 1998, and Novartis did not renew the agreement beyond that date. Research funding payments and license fees paid pursuant to the agreement with Novartis totaled $716,000 and $1,640,000, respectively, in fiscal years ended June 30, 1999 and 1998.

7. EMPLOYEE BENEFIT PLAN

     The Company has established a 401(k) savings plan for its full-time employees. The Company makes a matching contribution based on a percentage of the contributions of participating employees. The Company contributed approximately $63,000, $20,000 and $21,000 for the years ended June 30, 2000, 1999 and 1998, respectively.

8. INCOME TAXES

     Deferred taxes result from differences in the carrying value of various assets and liabilities between income tax reporting and financial reporting purposes. These differences arise from differing depreciation methods, and other reserves that are deductible in different periods for tax and financial reporting purposes.

     The approximate tax effect of temporary differences, net operating loss carryforwards and tax credit carryforwards as of June 30, 2000 and 1999, is as follows:

                                                       2000           1999
                                                    -----------    -----------
Deferred tax assets:
  Net operating loss carryforwards................  $ 3,115,000    $ 2,430,000
  Book in excess of tax depreciation..............      235,000        227,000
  Book in excess of tax amortization..............    4,401,000      4,767,000
  Tax credit carryforwards........................      516,000        516,000
  Accrued liabilities.............................      473,000        290,000
                                                    -----------    -----------
Total deferred tax assets.........................    8,740,000      8,230,000
Valuation allowance...............................   (8,740,000)    (8,230,000)
                                                    -----------    -----------
Net deferred tax assets...........................  $        --    $        --
                                                    ===========    ===========

     There were no significant deferred tax liabilities in 2000 or 1999. The valuation allowance increased by $510,000 during the fiscal year.

                                  IOMED, INC.

     There were no net deferred income tax provisions in any of the years presented. The Company recorded no current federal or state income tax provision for fiscal 2000, 1999 and 1998.

     The reconciliation of income taxes at the statutory United States federal income tax rate and the Company's effective income expense attributable to continuing operations is as follows:

                                                              2000     1999     1998
                                                              -----    -----    -----
United States statutory rate (percentage)...................  (34.0)%   34.0%   (34.0)%
State tax, net of federal tax benefit.......................   (3.3)     3.3     (3.3)
Non-deductible interest and other expenses..................    1.5     22.7     15.3
Effect of NOL carryforward and valuation allowance..........   35.8    (60.0)    22.0
                                                              -----    -----    -----
Effective income tax rate (percentage)......................     --%      --%      --%
                                                              =====    =====    =====

     As of June 30, 2000, the Company had approximately $7,982,000 and $4,173,000 in federal and state net operating loss carryforwards, respectively, and $516,000 in federal tax credit carryforwards, that expire from 2003 through 2020. Utilization of the Company's net operating loss and credit carryforwards is limited to the future taxable income of the Company. Under the "change of ownership" provisions of the Internal Revenue Code, utilization of these net operating loss and credit carryforwards may be subject to substantial annual limitation.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The information required by this item is included under "Election of Directors," "The Board of Directors and Committees," and "Executive Officers" in the Company's Proxy Statement to be filed in connection with its Annual Meeting of Shareholders, to be held on November 10, 2000, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is included under "Compensation of Directors and Executive Officers" in the Company's Proxy Statement to be filed in connection with its Annual Meeting of Shareholders, to be held on November 10, 2000, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is included under "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement to be filed in connection with its Annual Meeting of Shareholders, to be held on November 10, 2000, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is included under "Certain Relationships and Related Transactions" in the Company's Proxy Statement to be filed in connection with its Annual Meeting of Shareholders, to be held on November 10, 2000, and is incorporated herein by reference.

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

EXHIBITS

 NUMBER                             DESCRIPTION
---------                           -----------
 3.1**      Amended and Restated Articles of Incorporation of the
            Company
 3.2*       Amended and Restated Bylaws of the Company
 4.1*       Reference is made to Exhibit 3.1
 4.2*       Specimen of Common Share Certificate
 4.3***     1988 Stock Option Plan of the Company
 4.4***     1997 Share Incentive Plan of the Company
10.1*       Lease between the Company and Hayter Properties, Inc., dated
            September 1, 1997
10.2*       License Agreement between the Company and Elan International
            Services, Ltd., dated April 14, 1997

 NUMBER                             DESCRIPTION
---------                           -----------
10.3*       License Agreement between the Company and Drug Delivery
            Systems, Inc., dated April 14, 1997
10.4*       Promissory Note issued by the Company to Elan International
            Management, Ltd., in the principal amount of $10,000,000,
            dated April 14, 1997
10.5*       Promissory Note issued by the Company to Elan International
            Management, Ltd., in the principal amount of $5,000,000,
            dated April 14, 1997
10.6*       Note Purchase and Warrant Agreement among the Company, Elan
            International Services, Ltd. And Elan International
            Management, Ltd. dated April 14, 1997
10.7*       Warrant issued to Elan International Services, Ltd., dated
            April 14, 1997
10.8*       Registration Rights Agreement between the Company and Elan
            International Services, Ltd., dated April 14, 1997
10.9*       Asset Acquisition Agreement between the Company and
            Fillauer, Inc., dated December 27, 1996
10.10*      License Agreement between the Company and Fillauer, Inc.,
            dated December 26, 1996
10.11*      Warrant issued to Alliance of Children's Hospitals, Inc.,
            dated December 1, 1996
10.12*      Stock Purchase Agreement between the Company and Child
            Health Investment Corporation, dated November 29, 1996
10.13*      Manufacturing Agreement between the Company and KWM
            Electronics Corporation, dated November 1, 1996
10.14*      Contribution Agreement between the Company and Dermion,
            Inc., dated March 29, 1996
10.15*      Patent License Agreement between the Company and Dermion,
            Inc., dated March 29, 1996
10.16*      Research and Development Agreement among the Company,
            Dermion, Inc. and Ciba-Geigy Corporation, dated March 29,
            1996
10.17*      Stock Purchase Agreement among the Company, Dermion, Inc.
            and Ciba-Geigy Corporation, dated March 29, 1996
10.18*      Stockholders' Agreement among the Company, Dermion, Inc. and
            Ciba-Geigy Corporation, dated March 29, 1996
10.19*      Agreement between the Company and Laboratoires Fournier
            S.C.A., dated February 20, 1996
10.20*      Agreement between the Company and ALZA Corporation, dated
            July 28, 1993
10.21*      Supply Agreement between the Company and Abbot Laboratories,
            Inc., dated April 27, 1993
10.22*      Stock Purchase Agreement between the Company and The CIT
            Group/Venture Capital, Inc., dated March 8, 1993
10.23*      Stock Purchase Agreement between the Company and certain
            investors, dated February 19, 1993
10.24*      License Agreement between the Company and the University of
            Utah Research Foundation, dated October 1, 1992
10.25*      Warrant issued to Silicon Valley Bank, dated June 25, 1992
10.26*      Company 1997 Share Incentive Plan
10.27*      Preferred Stock Purchase Agreement between the Company,
            Newtek Ventures, MBW Venture Partners, Michigan Investment
            Fund, Utah Ventures, Cordis Corporation, Ian R.N. Bund,
            James R. Weersing and Robert J. Harrington, dated August 4,
            1987
10.28*      Exchange Agreement among the Company, Novartis
            Pharmaceuticals Corporation and Dermion, Inc., dated
            November 1, 1997
10.29*      Warrant to Purchase Shares of Common Stock in favor of
            Novartis Pharmaceuticals Corporation, dated November 1, 1997

 NUMBER                             DESCRIPTION
---------                           -----------
10.30*      First Amendment of Research & Development Agreement among
            the Company, Novartis Pharmaceuticals Corporation and
            Dermion, Inc. dated November 1, 1997
10.31*      Supply Agreement between the Company and Luitpold
            Pharmaceuticals, Inc./American Regent Laboratories, Inc.
            dated December 4, 1994
10.32****   Lease between the Company and NP#2, dated May 22, 2000
11.1*****   Statement re computation of earnings per share
23.1****    Consent of Ernst & Young LLP, Independent Auditors
21.1*       Schedule of Subsidiaries
27.1****    Financial Data Schedule

---------------
* Filed as an exhibit to the Registration Statement on Form S-1, filed by the Company on April 23, 1998.

** Filed as an exhibit to the Annual Report on Form 10-K, filed by the Company on September 28, 1998.

*** Filed as an exhibit to the Registration Statement on Form S-8, filed by the Company on February 9, 2000

****  Filed herewith.

***** Information included in consolidated financial statements.

REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          IOMED, INC.

Date: September 26, 2000                  By: /s/ JAMES R. WEERSING
                                            ------------------------------------
                                            James R. Weersing
                                            President and Chief Executive
                                              Officer

Date: September 26, 2000                  By: /s/ ROBERT J. LOLLINI
                                            ------------------------------------
                                            Robert J. Lollini
                                            Vice President, Finance and
                                            Chief Financial Officer

                                   SIGNATURES

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                     SIGNATURE                                  CAPACITY                    DATE
                     ---------                                  --------                    ----
                /s/ PETER J. WARDLE                             Chairman             September 26, 2000
---------------------------------------------------
                  Peter J. Wardle

               /s/ JAMES R. WEERSING                            Director             September 26, 2000
---------------------------------------------------
                 James R. Weersing

              /s/ JOHN W. FARA, PH.D.                           Director             September 26, 2000
---------------------------------------------------
                John W. Fara, Ph.D.

               /s/ MICHAEL T. SEMBER                            Director             September 26, 2000
---------------------------------------------------
                  Michael Sember

               /s/ STEVEN P. SIDWELL                            Director             September 26, 2000
---------------------------------------------------
                 Steven P. Sidwell

                  /s/ WARREN WOOD                               Director             September 26, 2000
---------------------------------------------------
                    Warren Wood

                                 EXHIBIT INDEX

NUMBER                           DESCRIPTION                           PAGE
------                           -----------                           ----
10.32    Lease between the Company and NP#2, dated May 22, 2000         51
23.1     Consent of Ernst & Young LLP, Independent Auditors             71
27.1     Financial Data Schedule                                        72