Form 10-Q
period 2000-09-30
IOMED INC
filed 2000-11-14
CIK 1041652

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   SEPTEMBER 30, 2000

                                       or

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    -----------------

Commission File Number:                0-37159



                                   IOMED, INC.
             (Exact name of registrant as specified in its charter)


                  UTAH                                     87-0441272
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


        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of OCTOBER 31, 2000:

           CLASSES OF COMMON STOCK               NUMBER OF SHARES OUTSTANDING
        --------------------------------        -------------------------------
           Common Stock, no par value                      6,543,589

                                   IOMED, INC.


                                  ------------

                               INDEX TO FORM 10-Q



                         PART I -- FINANCIAL INFORMATION


                                                                              Page
                                                                              ----
Item 1. Financial Statements (unaudited)

        Condensed Consolidated Balance Sheets --
        September 30, 2000 and June 30, 2000                                    3

        Condensed Consolidated Statements of Operations --
        Three months ended September 30, 2000 and 1999                          4

        Condensed Consolidated Statements of Cash Flows --
        Three months ended September 30, 2000 and 1999                          5

        Notes to Condensed Consolidated Financial Statements                    6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                           8

Item 3. Quantitative and Qualitative Disclosure about Market Risk
        Not applicable


                           PART II - OTHER INFORMATION


Item 5. Other Information                                                      10

Item 6. Exhibits and Reports on Form 8-K                                       10

                                   IOMED, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                               SEPTEMBER 30,        JUNE 30,
                                                                  2000               2000
                                                               ------------       ------------
                                                               (unaudited)

Current assets:
    Cash and cash equivalents                                   $ 14,426,000       $ 15,097,000
    Accounts receivable                                            1,268,000          1,339,000
    Inventories                                                      786,000            767,000
    Prepaid expenses                                                  74,000            119,000
                                                                ------------       ------------
        Total current assets                                      16,554,000         17,322,000

Equipment and furniture, net                                       1,130,000            908,000
Other assets                                                       1,643,000          1,686,000
                                                                ------------       ------------

        TOTAL ASSETS                                            $ 19,327,000       $ 19,916,000
                                                                ============       ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Trade accounts payable                                      $    285,000       $    145,000
    Accrued liabilities                                              973,000          1,338,000
    Current portion of long-term obligations                         154,000            134,000
                                                                ------------       ------------
        Total current liabilities                                  1,412,000          1,617,000

Long-term obligations                                                420,000            387,000
Other long-term liabilities                                          178,000            199,000

Commitments

Shareholders' equity:
    Common shares                                                 34,533,000         34,490,000
    Convertible preferred shares                                   6,881,000          6,881,000
    Accumulated deficit                                          (24,097,000)       (23,658,000)
                                                                ------------       ------------
        Total shareholders' equity                                17,317,000         17,713,000
                                                                ------------       ------------

        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $ 19,327,000       $ 19,916,000
                                                                ============       ============



                             See accompanying notes.

                                   IOMED, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                Three Months Ended
                                                                  September 30,
                                                          -----------------------------
                                                              2000              1999
                                                          -----------       -----------
                                                                   (unaudited)
Revenues:
    Product sales                                         $ 2,763,000       $ 2,532,000
    Contract research revenue, royalties and license fees      57,000            45,000
                                                          -----------       -----------
        Total revenues                                      2,820,000         2,577,000

Operating costs and expenses:
    Cost of products sold                                     917,000           924,000
    Research and development                                  879,000           661,000
    Selling, general and administrative                     1,695,000         1,304,000
                                                          -----------       -----------
        Total costs and expenses                            3,491,000         2,889,000
                                                          -----------       -----------
Loss from operations                                         (671,000)         (312,000)

Interest expense                                               12,000             4,000
Interest income and other, net                                244,000           225,000
                                                          -----------       -----------
Net loss                                                  $  (439,000)      $   (91,000)

BASIC AND DILUTED LOSS PER COMMON SHARE                   $     (0.07)      $     (0.01)



                             See accompanying notes.

                                   IOMED, INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     THREE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                   2000              1999
                                                               ------------       ------------
                                                                         (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                       $   (439,000)      $    (91,000)
Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                                   129,000             91,000
    Compensation from non-employee stock options granted              2,000                ---
    Changes in assets and liabilities:
        Accounts receivable                                          71,000             99,000
        Inventories                                                 (19,000)           (72,000)
        Prepaid expenses                                             45,000             (3,000)
        Trade accounts payable                                      140,000            (84,000)
        Other accrued liabilities                                  (386,000)           (94,000)
                                                               ------------       ------------
Net cash used in operating activities                              (457,000)          (154,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and furniture                               (207,000)           (14,000)


CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options                              41,000                ---
Payments on long-term obligations                                   (48,000)           (14,000)
                                                               ------------       ------------
Net cash used in financing activities                                (7,000)           (14,000)

Net decrease in cash and cash equivalents                          (671,000)          (182,000)

Cash and cash equivalents at beginning of period                 15,097,000         17,263,000
                                                               ------------       ------------

Cash and cash equivalents at end of period                     $ 14,426,000       $ 17,081,000
                                                               ============       ============

Non-cash activities:
     Purchase of equipment under capital lease obligation      $    101,000      $         ---





                             See accompanying notes.

                                   IOMED, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Description of Business

               IOMED, Inc., a Utah corporation (the "Company"), is a specialty pharmaceutical company focused on satisfying substantial unmet medical needs in large pharmaceutical markets. The Company is currently pursuing research, product development and commercialization opportunities in the local inflammation and ophthalmic markets.

        Basis of Presentation

               In the opinion of management, the accompanying condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2000, and the results of its operations and cash flows for the interim periods ended September 30, 2000 and 1999. The operating results for the interim periods are not necessarily indicative of the results for a full year. Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended June 30, 2000, included in the Company's Annual Report on Form 10-K, dated September 28, 2000.

        Loss Per Share

               For all periods presented, basic and diluted loss per share are computed in accordance with Statement of Financial Accounting Standards
        (SFAS) No. 128 - Earnings per Share.

               Net loss as presented in the condensed consolidated statements of operations represents the numerator used in computing both basic and diluted loss per share and the following table sets forth the computation of the weighted average shares representing the denominator used in determining basic and diluted loss per share:


                                                                       2000        1999
                                                                    ---------   ---------
                                                                       (IN THOUSANDS)
        Denominator for basic loss per share -- weighted average
           shares outstanding                                          6,531       6,508
        Dilutive securities: preferred stock and certain stock
           options                                                       ---         ---
                                                                    ---------   ---------
        Denominator for diluted loss per share -- adjusted
           weighted average shares outstanding and assumed             6,531       6,508
           conversions                                              =========   =========


               At September 30, 2000, the following potentially dilutive securities were outstanding but were not included in the computation of diluted loss per share due to their anti-dilutive effect: options to purchase 1,278,738 common shares at a weighted average exercise price of $3.33 per share; warrants to purchase 339,792 common shares at a weighted average price of $13.70 per share; and 893,801 convertible Series D preferred shares convertible on a share-for-share basis into common stock.

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

2.      INVENTORIES

               Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventories consist of the following:



                                   SEPTEMBER 30,     JUNE 30,
                                      2000             2000
                                  --------------   -----------

               Raw materials         $503,000        $441,000
               Work-in-progress        36,000          24,000
               Finished goods         247,000         302,000
                                     --------        --------
                                     $786,000        $767,000
                                     ========        ========


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes thereto included elsewhere in this Report. The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties. The Company's actual results of operations could differ significantly from those anticipated in such forward-looking statements as a result of numerous factors including those discussed herein. Additional risks and uncertainties are described in the Company's most recent Annual Report on Form 10-K for its fiscal year ended June 30, 2000. This discussion should be read in conjunction with such report, copies of which are available upon request.

OVERVIEW

        The Company is a specialty pharmaceutical company focused on satisfying substantial unmet medical needs in large pharmaceutical markets. The Company is currently pursuing research, product development and commercialization activities in the local inflammation and ophthalmic markets. The majority of the Company's revenues have been generated through the sale of its Phoresor system and related active transdermal drug delivery products into the physical therapy market for use in the treatment of acute local inflammation. Since its inception, the Company has generally incurred operating losses and it expects to incur additional operating losses over the next several years as a result of anticipated costs associated with a significant increase in internally funded research, development and clinical trial activities relating to new applications for its iontophoretic drug delivery technologies, and the consolidation and equipping of its facilities. As of September 30, 2000, the Company's accumulated deficit was approximately $24.1 million. The Company's ability to achieve and sustain profitability will depend on its ability to achieve market acceptance and successfully expand sales of its existing products; successfully complete the development of, receive regulatory approvals for, and successfully manufacture and market its products under development; as well as successfully perform and achieve development, clinical testing, manufacture, marketing or commercialization of certain of its products or products in development, as to which there can be no assurance.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

        Revenues. Product sales increased 9% to $2,763,000 in the three months ended September 30, 2000, from $2,532,000 in the three months ended September 30, 1999. Continued growth in the IOGEL(TM) product line and increased market acceptance of iontophoresis contributed to the increase in product sales.

        Contract research revenues, royalties and license fees increased to $57,000 in the three months ended September 30, 2000, from $45,000 in the three months ended September 30, 1999. Without new collaborative research and product development programs, such revenues, in the current quarter, are indicative of the Company's expectations for the remainder of the fiscal year.

        Costs of Products Sold. Costs of products sold decreased to $917,000 in the three months ended September 30, 2000, from $924,000 in the three months ended September 30, 1999. This decrease in light of the Company's reported sales increase reflects higher sales volume, a more favorable product mix and improved operating efficiencies during the current quarter. Gross margins on product sales reached 67% during the current quarter compared to 64% last year. The Company expects downward pressure on its product margins during the second half of fiscal 2001 due to higher fixed costs resulting from its relocation to a new facility, and costs associated with the installation of automated manufacturing equipment.

        Research and Development Expense. Research and development expenditures increased 33% to $879,000 for the three months ended September 30, 2000, from $661,000 reported for the three months ended September 30, 1999. This increase primarily reflects the Company's continued investment in Phase III clinical studies and other product development costs for ProDex, an active drug transport system for a formulation of dexamethasone for the treatment of acute local inflammatory conditions, as well as increased expenditures in support of the Company's other product development programs, including the OcuPhor System for the non-invasive, site specific delivery of therapeutics to treat ophthalmic diseases. The Company estimates that total research and product development costs for the full fiscal year could exceed $5 million, including $4 million for local inflammation programs.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 30%, to $1,695,000 in the three months ended September 30, 2000 from $1,304,000 in the three months ended September 30, 1999. The increase reflects additional business development and other administrative costs.

        Other Costs and Expenses. Net interest income and expense was $232,000 during the current quarter and $221,000 reported during the prior year period. Amounts in both periods reflect interest earnings on invested cash balances.

        Income Taxes. The Company has substantial net operating loss carryforwards which, under the current "change of ownership" rules of the Internal Revenue Code of 1986, as amended, may be subject to substantial annual limitation. No income tax benefit was recognized on the Company's pre-tax loss for the three months ended September 30, 2000, which reflects management's estimate of the Company's fiscal 2001 tax position. In addition, no income tax benefit was recognized for the three months ended September 30, 1999.

        Net loss. The Company recognized a net loss of $439,000 or $0.07 per share, during the three months ended September 30, 2000 compared to a net loss of $91,000 or $0.01 per share, during the three months ended September 30, 1999. During both periods, net interest earnings on invested cash balances offset a loss from operations, in part. With anticipated increases in internally funded research and development programs, including its Phase III clinical studies, the Company expects to report a net loss for the fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

        During fiscal 2001, and consistent with the prior period, the Company's operating losses, including its research and development programs, will be internally funded with cash flows from its current operating business and cash reserves. If successful in its efforts to enter into new collaborative research and development arrangements, the Company could earn additional contract research revenues in fiscal 2001 and in future years.

        As of September 30, 2000, the Company had cash and cash equivalents totaling approximately $14,426,000. Cash in excess of immediate requirements is invested in a manner which is intended to maximize liquidity and return while minimizing investment risk, and, whenever possible, the Company seeks to minimize the potential effects of concentration of credit risk.

        The Company consumed $457,000 in cash for operating activities during the three months ended September 30, 2000, compared to $154,000 during the three months ended September 30, 1999. The increased cash consumption in the current period can be attributed primarily to the higher reported net loss in the current period.

        Historically, the Company's operations have not been capital intensive and, therefore, its investment in property, plant and equipment during the periods presented has not been significant. However, the Company has entered into agreements with various lending institutions to provide additional lease financing for the Company's anticipated investments in capital equipment. As of September 30, 2000, the Company had approximately $574,000 outstanding under these lease agreements, all of which was classified as long-term obligations. The Company intends to use the available credit under the agreement to fund the majority of its capital equipment needs during the next 12 months. The Company's expenditures for equipment and furniture in excess of equipment
acquired under the lease agreements was $207,000 in the three   months ended
September 30, 2000.

        Other uses of cash were $48,000 and $14,000 in principal reductions under capital lease obligations during the three months ended September 30, 2000 and 1999, respectively. The Company received $41,000 in proceeds from exercise of stock options during the current period.

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

        The Company expects to continue to incur substantial costs associated with its research and product development activities, including clinical trials, investment in sales and marketing of new product lines, additional investment in working capital, and the cost of consolidating and equipping its facilities. These costs will be funded by internally generated funds from the Company's established commercial business; term loan and capital lease financing agreements; and from existing cash balances. It is currently estimated that the Company will consume $5 million of existing cash balances during fiscal year 2001. The Company anticipates that its existing cash balances and cash generated from operations will be sufficient to fund the operations of the Company at least through fiscal 2001. However, the Company may be required to or elect to raise additional capital before that time. The Company's actual capital requirements will depend on many factors, some of which are outside the Company's control.


                          PART II -- OTHER INFORMATION

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

        EXHIBITS:

        27.1 Financial Data Schedule for the three months ended September 30, 2000.

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



                                             IOMED, Inc.
                                           ----------------
                                             (Registrant)




Date:   November 13, 2000            By: /s/ James R. Weersing
                                        ----------------------
                                        James R. Weersing
                                        President and Chief Executive Officer



Date:   November 13, 2000            By: /s/ Robert J. Lollini
                                        ----------------------
                                        Robert J. Lollini
                                        Executive Vice President, Finance
                                        and Chief Financial Officer

                                 EXHIBIT INDEX

        EXHIBIT
        NUMBER         DESCRIPTION
        -------        -----------
        27.1           Financial Data Schedule for the three months ended
                       September 30, 2000.