Form 10-Q
period 2000-12-31
IOMED INC
filed 2001-02-14
CIK 1041652

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   DECEMBER 31, 2000

                                       or

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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


        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of JANUARY 31, 2001:

   CLASSES OF COMMON STOCK                       NUMBER OF SHARES OUTSTANDING
  --------------------------                     ----------------------------
  Common Stock, no par value                               6,544,422

                                   IOMED, Inc.

                                  ------------

                               INDEX TO FORM 10-Q



                         PART I -- FINANCIAL INFORMATION

                                                                              Page
                                                                              ----
Item 1.  Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets --
         December 31, 2000 and June 30, 2000 ...............................   3

         Condensed Consolidated Statements of Operations --
         Three months ended December 31, 2000 and 1999
         Six months ended December 31, 2000 and 1999 .......................   4

         Condensed Consolidated Statements of Cash Flows --
         Six months ended December 31, 2000 and 1999 .......................   5

         Notes to Condensed Consolidated Financial Statements ..............   6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations .....................   8

Item 3.  Quantitative and Qualitative Disclosure about Market Risk
         Not applicable


                           PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders ...............  10

Item 5.  Other Information .................................................  11

Item 6.  Exhibits and Reports on Form 8-K ..................................  11

                                   IOMED, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                     DECEMBER 31,         JUNE 30,
                                                                        2000                2000
                                                                    ------------       ------------
                                                                     (unaudited)
Current assets:
     Cash and cash equivalents                                      $ 13,209,000       $ 15,097,000
     Accounts receivable                                               1,204,000          1,339,000
     Inventories                                                         853,000            767,000
     Prepaid expenses                                                     18,000            119,000
                                                                    ------------       ------------
         Total current assets                                         15,284,000         17,322,000

Equipment and furniture, net                                           2,837,000            908,000
Other assets                                                           1,600,000          1,686,000
                                                                    ------------       ------------

         TOTAL ASSETS                                               $ 19,721,000       $ 19,916,000
                                                                    ============       ============


                                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Trade accounts payable                                         $    335,000       $    145,000
     Accrued expenses and other liabilities                            1,092,000          1,338,000
     Current portion of capital lease obligations                        158,000            134,000
                                                                    ------------       ------------
         Total current liabilities                                     1,585,000          1,617,000

Capital lease obligations                                              2,079,000            387,000
Other long-term liabilities                                              138,000            199,000

Commitments

Shareholders' equity:
     Common shares                                                    34,545,000         34,490,000
     Convertible preferred shares                                      6,881,000          6,881,000
     Accumulated deficit                                             (25,507,000)       (23,658,000)
                                                                    ------------       ------------
         Total shareholders' equity                                   15,919,000         17,713,000
                                                                    ------------       ------------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $ 19,721,000       $ 19,916,000
                                                                    ============       ============




                             See accompanying notes.

                                   IOMED, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                          DECEMBER 31,                        DECEMBER 31,
                                                 -----------------------------       -----------------------------
                                                     2000             1999              2000              1999
                                                 -----------       -----------       -----------       -----------
                                                          (unaudited)                         (unaudited)
Revenues:
     Product sales                               $ 2,778,000       $ 2,643,000       $ 5,541,000       $ 5,175,000
     Contract research revenue, royalties &
         license fees                                 38,000            28,000            95,000            73,000
                                                 -----------       -----------       -----------       -----------
         Total revenues                            2,816,000         2,671,000         5,636,000         5,248,000

Operating costs and expenses:
     Cost of products sold                           944,000           905,000         1,861,000         1,829,000
     Research and development                      1,357,000           848,000         2,236,000         1,509,000
     Selling, general and administrative           2,153,000         1,342,000         3,848,000         2,646,000
                                                 -----------       -----------       -----------       -----------
         Total costs and expenses                  4,454,000         3,095,000         7,945,000         5,984,000
                                                 -----------       -----------       -----------       -----------

Loss from operations                              (1,638,000)         (424,000)       (2,309,000)         (736,000)

Interest expense                                       7,000             4,000            19,000             8,000
Interest income and other, net                       235,000           254,000           479,000           479,000
                                                 -----------       -----------       -----------       -----------

Net loss                                         $(1,410,000)      $  (174,000)      $(1,849,000)      $  (265,000)
                                                 ===========       ===========       ===========       ===========
BASIC AND DILUTED NET LOSS PER COMMON SHARE      $     (0.22)      $     (0.03)      $     (0.28)      $     (0.04)
                                                 ===========       ===========       ===========       ===========




                             See accompanying notes.

                                   IOMED, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                      SIX MONTHS ENDED
                                                                         DECEMBER 31,
                                                                    2000              1999
                                                               ------------       ------------
                                                                         (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                       $ (1,849,000)      $   (265,000)
Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                                  269,000            182,000
     Compensation from non-employee stock options granted            10,000                 --
     Changes in assets and liabilities:
         Accounts receivable                                        135,000           (299,000)
         Inventories                                                (86,000)          (140,000)
         Prepaid expenses                                           101,000             35,000
         Trade accounts payable                                     190,000           (127,000)
         Accrued expenses and other liabilities                    (307,000)            24,000
                                                               ------------       ------------
Net cash used in operating activities                            (1,537,000)          (590,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and furniture                               (316,000)           (26,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options                              45,000                 --
Payments on long-term obligations                                   (80,000)           (27,000)
                                                               ------------       ------------
Net cash provided by (used in) financing activities                 (35,000)           (27,000)

Net decrease in cash and cash equivalents                        (1,888,000)          (643,000)

Cash and cash equivalents at beginning of period                 15,097,000         17,263,000
                                                               ------------       ------------

Cash and cash equivalents at end of period                     $ 13,209,000       $ 16,620,000
                                                               ============       ============

Non-cash activities:
     Purchase of equipment under capital lease obligation      $  1,796,000       $    145,000




                             See accompanying notes.

                                   IOMED, Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

        IOMED, Inc., a Utah corporation (the "Company"), is a specialty pharmaceutical company focused on satisfying unmet medical needs in large pharmaceutical markets. The Company is currently pursuing research, product development and commercialization opportunities in the local inflammation and ophthalmic markets.

Basis of Presentation

        In the opinion of management, the accompanying condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of December 31, 2000, and the results of its operations and cash flows for the interim periods ended December 31, 2000 and 1999. The operating results for the interim periods are not necessarily indicative of the results for a full year. Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended June 30, 2000, included in the Company's Annual Report on Form 10-K, dated September 28, 2000.

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

        Net loss as presented in the condensed consolidated statements of operations represents the numerator used in computing both basic and diluted loss per share and the following table sets forth the computation of the weighted average shares representing the denominator used in determining basic and diluted loss per share:

                                                   THREE MONTHS ENDED     SIX MONTHS ENDED
                                                       DECEMBER 31,          DECEMBER 31,
                                                   ------------------     ----------------
                                                     2000       1999       2000       1999
                                                   ------      ------     -----      -----
                                                     (IN THOUSANDS)        (IN THOUSANDS)
Denominator for basic loss per share --
    weighted average shares outstanding ......      6,544      6,508      6,538      6,508
Dilutive securities: preferred stock and
    certain stock options ....................         --         --         --         --
                                                    -----      -----      -----      -----
Denominator for diluted loss per share --
    adjusted weighted average shares
    outstanding and assumed conversions ......      6,544      6,508      6,538      6,508
                                                    =====      =====      =====      =====

        At December 31, 2000, the following potentially dilutive securities were outstanding but were not included in the computation of diluted loss per share due to their anti-dilutive effect: options to purchase approximately 1,445,554 common shares at a weighted average exercise price of $3.68 per share; warrants to purchase 339,792 common shares at a weighted average price of $13.70 per share; and 893,801 convertible Series D preferred shares convertible on a share-for-share basis into common stock.

New Accounting Pronouncements

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements. The effective date of SAB 101 is the fourth quarter of the fiscal year beginning after December 15, 1999. This SAB clarifies certain existing guidance related to revenue recognition. The Company is currently evaluating the impact that SAB 101 will have on its revenue recognition policies and practices. However, it is not anticipated that SAB 101 will have a material impact on the Company's reported revenue.

2. INVENTORIES

        Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventories consisted of the following at December 31, 2000 and June 30, 2000:

                          DECEMBER 31,     JUNE 30,
                              2000          2000
                          -----------     --------
Raw materials ........      $538,000      $441,000
Work-in-progress .....        40,000        24,000
Finished goods .......       275,000       302,000
                            --------      --------
                            $853,000      $767,000
                            ========      ========

3. COMMITMENTS

        The Company has entered into agreements with various lending institutions to provide financing for the Company's current and anticipated investments in capital equipment and facilities modifications and consolidation. As of December 31, 2000, the Company had approximately $2,237,000 outstanding under these agreements, $2,079,000 of which was classified as long-term obligations. The Company intends to use the available credit under the agreements to fund the majority of its capital equipment needs during the next 12 months. The Company's future commitments for capital expenditures related to capital equipment and facilities modifications and consolidation totaled approximately $1,200,000 at December 31, 2000.

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

OVERVIEW

        The Company is a specialty pharmaceutical company focused on satisfying unmet medical needs in large pharmaceutical markets. The Company is currently pursuing research, product development and commercialization activities in the local inflammation and ophthalmic markets. The majority of the Company's revenues have been generated through the sale of its Phoresor system and related products into the physical therapy market for use in the treatment of acute local inflammation. Since its inception, the Company has generally incurred operating losses and it expects to incur additional operating losses over the next several years as a result of anticipated costs associated with an increase in internally funded research, development and clinical trial activities relating to new applications for its active drug transport technologies, and the consolidation and equipping of its facilities. As of December 31, 2000, the Company's accumulated deficit was approximately $25.5 million. The Company's ability to achieve and sustain profitability will depend on its ability to achieve market acceptance and successfully expand sales of its existing products; successfully complete the development of, receive regulatory approvals for, and successfully manufacture and market its products under development; as well as successfully execute the development, clinical testing, manufacture, marketing or commercialization of certain of its products or products in development, as to which there can be no assurance.

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

RESULTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999

        Revenues. Product sales increased 5% and 7% to $2.8 million and $5.5 million in the three and six months ended December 31, 2000, respectively, from $2.6 million and $5.2 million in the three and six months ended December 31, 1999, respectively. Continued growth in the IOGEL product line and increased market acceptance of iontophoresis contributed to the increase in product sales.

        Contract research revenues, royalties and license fees increased slightly in the three and six months ended December 31, 2000, compared to the prior three and six months periods. Without new collaborative research and product development programs, such revenues, in the current quarter, are indicative of the Company's expectations for the remainder of the fiscal year.

        Costs of Products Sold. Costs of products sold were $944,000 and $1.9 million in the three and six months ended December 31, 2000, respectively, compared to $905,000 and $1.8 million in the three and six months ended December 31, 1999, respectively. This increase is a result of costs associated with increased product sales. Gross margins on product sales were 66% during the current three and six month periods compared to 66% and 65% in the three and six month periods in 1999. The Company expects downward pressure on its product margin during the second half of fiscal year 2001 due to higher fixed costs resulting from the Company's relocation to a new facility and from costs associated with the installation of automated manufacturing equipment.

        Research and Development Expense. Research and development expenditures increased 60% to $1.4 million for the three months ended December 31, 2000, compared to $848,000 reported for the three months ended December 31, 1999. Research and development expenditures of $2.2 million for the six months ended December 31, 2000, were up 48% from the $1.5 million reported for the six months ended December 31, 1999. This increase primarily reflects the Company's continued investment in Phase III clinical studies and other product development costs for its proprietary formulation of dexamethasone for the non-invasive, site-specific treatment of acute local inflammatory conditions, as well as increased expenditures in support of the Company's other product development programs, most notably the OcuPhor System for the non-invasive, site specific delivery of therapeutics to the back of the eye to treat ophthalmic diseases. The Company estimates that total research and product development costs for the full fiscal year could exceed $5 million.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 60%, to $2.2 million in the three months ended December 31, 2000, compared to $1.3 million in the three months ended December 31, 1999. Selling, general and administrative expenses of $3.8 million for the six months ended December 31, 2000, increased 45% from the $2.6 million for the six months ended December 31, 1999. This increase is due primarily to pre-launch marketing activities of products under development, increased patent prosecution and maintenance costs and additional costs associated with the Company's growing business.

        Other Costs and Expenses. Net interest income and expense decreased to $228,000 and $460,000 in the three and six months ended December 31, 2000,respectively, compared to $250,000 and $471,000 in the same periods last year. Amounts in both periods reflect interest earnings on the invested cash balances.

        Income Taxes. The Company has substantial net operating loss carryforwards, which, under the current "change of ownership" rules of the Internal Revenue Code of 1986, as amended, may be subject to substantial annual limitation. No income tax benefit was recognized for the three and six month periods ended December 31, 2000 and 1999, which reflects management's estimate of the Company's fiscal 2000 tax position.

        Net loss. The Company recognized a net loss of $1.4 million or $0.22 per share during the three months ended December 31, 2000, compared to a net loss of $174,000 or $0.03 per share in the three months ended December 31, 1999. The Company recognized a net loss of $1.8 million or $0.28 per share during the six months ended December 31, 2000, compared to a net loss of $265,000 or $0.04 per share in the six months ended December 31, 1999. With anticipated increases in internally funded research and development programs, including the Phase III clinical studies for local inflammation, the Company expects to report a net loss for the fiscal year.

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

        As of December 31, 2000, the Company had cash and cash equivalents totaling approximately $13,209,000. Cash in excess of immediate requirements is invested in a manner which is intended to maximize liquidity and return while minimizing investment risk, and, whenever possible, the Company seeks to minimize the potential effects of concentration of credit risk.

        The Company consumed $1,537,000 in cash for operating activities during the six months ended December 31, 2000, compared to $590,000 during the six months ended December 31, 1999. The increased cash consumption in the current period can be attributed primarily to the higher reported net loss in the current period offset, in part, by a net decrease in non-cash working capital.

        Historically, the Company's operations have not been capital intensive. However, the Company has entered into agreements with various lending institutions to provide financing for the Company's current and anticipated investments in capital equipment and facilities modifications and consolidation. As of December 31, 2000, the Company had approximately $2,237,000 outstanding under these agreements, $2,079,000 of which was classified as long-term obligations. The Company intends to use the available credit under the agreements to fund the majority of its capital equipment needs during the next 12 months. The Company's expenditures for equipment and furniture in excess of equipment acquired under the lease agreements were $316,000 in the six months ended December 31, 2000. The Company's future commitments for capital expenditures related to capital equipment and facilities modifications and consolidation totaled approximately $1,200,000 at December 31, 2000.

        Other uses of cash were $80,000 and $27,000 in principal reductions under capital lease obligations during the six months ended December 31, 2000 and 1999, respectively. The Company received $45,000 in proceeds from exercise of stock options during the current period.

        The Company expects to continue to incur substantial costs associated with its research and product development activities, including clinical trials, investment in sales and marketing of new product lines, additional investment in working capital, and the cost of consolidating and equipping its facilities. These costs will be funded by internally generated funds from the Company's established commercial business; term loan and capital lease financing agreements; and from existing cash balances. It is currently estimated that the Company will consume $5 million of existing cash balances during fiscal year 2001. The Company anticipates that its existing cash balances and cash generated from operations will be sufficient to fund the operations of the Company at least through fiscal 2002. However, the Company may be required to or elect to raise additional capital before that time. The Company's actual capital requirements will depend on many factors, some of which are outside the Company's control.

                          PART II -- OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

        The Company held its Annual Meeting of Shareholders on November 10, 2000, to consider and vote on the following proposals: (i) election of two directors to serve a term of three years or until their successors are duly elected and qualified; (ii) approval of proposal for compensation of non-employee directors of the company; and (iii) ratification of the appointment of Ernst & Young LLP as the Company's auditors for the fiscal year ending June 30, 2001.

        Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees for Class I directors as listed in the Company's Proxy Statement and all nominees were elected to serve a term of three years ending 2003 with the following vote:

                           NUMBER OF VOTES
                       IN FAVOR         WITHHELD
                       ---------        --------
Michael T. Sember      5,424,363         19,938
James R. Weersing      5,398,272         46,029

        In addition, the following directors' terms of office continued after the meeting:

DIRECTORS                   TERM ENDING
---------                   -----------
Peter J. Wardle                 2001
Warren Wood                     2001
John W. Fara, Ph.D              2002
Steven P. Sidwell               2002


        The proposal to approve the compensation of non-employee directors of the company was approved with the following vote:

            NUMBER OF VOTES
 IN FAVOR        AGAINST      ABSTAINED
---------        -------      ---------
5,321,464         78,215        44,622


        The proposal to ratify the appointment of Ernst & Young LLP as the Company's auditors was approved with the following vote:

            NUMBER OF VOTES
 IN FAVOR        AGAINST      ABSTAINED
---------        -------      ---------
5,441,172            200          2,929


Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

        EXHIBITS:

        27.1 Financial Data Schedule for the six months ended December 31, 2000.

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



                                                     IOMED, Inc.
                                       -----------------------------------------
                                                     (Registrant)




Date: February 13, 2001                By: /s/ James R. Weersing
                                           -------------------------------------
                                           James R. Weersing
                                           President and Chief Executive Officer



Date: February 13, 2001                By: /s/ Robert J. Lollini
                                           -------------------------------------
                                           Robert J. Lollini
                                           Executive Vice President, Finance
                                           and Chief Financial Officer