Form 10-Q
period 2001-03-31
IOMED INC
filed 2001-05-15
CIK 1041652

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   MARCH 31, 2001

                                       or

[   ]   TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from             to
                                 ----------  ---------

Commission File Number:                001-14059
                                 ---------------------



                                   IOMED, INC.
             (Exact name of registrant as specified in its charter)


                  UTAH                                   87-0441272
        (State or other jurisdiction of              (I.R.S. Employer
        incorporation or organization)               Identification No.)


            2441 SOUTH 3850 WEST, SUITE A, SALT LAKE CITY, UTAH 84120
               (Address of principal executive offices)   (Zip Code)

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


        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of APRIL 30, 2001:

    CLASSES OF COMMON STOCK                    NUMBER OF SHARES OUTSTANDING
--------------------------------           ------------------------------------
   Common Stock, no par value                            6,544,670

                                   IOMED, INC.


                               INDEX TO FORM 10-Q



                         PART I -- FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)                                      PAGE
        Condensed Consolidated Balance Sheets --
        March 31, 2001 and June 30, 2000 (audited)...........................   3

        Condensed Consolidated Statements of Operations -- Three months ended
        March 31, 2001 and 2000
        Nine months ended March 31, 2001 and 2000............................   4

        Condensed Consolidated Statements of Cash Flows --
        Nine months ended March 31, 2001 and 2000............................   5

        Notes to Condensed Consolidated Financial Statements.................   6

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS........................   8

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
        Not applicable


                           PART II - OTHER INFORMATION

Item 5. OTHER INFORMATION.................................................... 11

Item 6. EXHIBITS AND REPORTS ON FORM 8-K..................................... 11

                                   IOMED, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                            MARCH 31,          JUNE 30,
                                                               2001              2000
                                                          -------------     -------------
Current assets:                                            (unaudited)
    Cash and cash equivalents                              $ 11,382,000      $ 15,097,000
    Accounts receivable                                       1,182,000         1,339,000
    Inventories                                                 922,000           767,000
    Prepaid expenses                                             78,000           119,000
                                                           -------------     -------------
        Total current assets                                 13,564,000        17,322,000

Equipment and furniture, net                                  3,893,000           908,000
Other assets                                                  1,553,000         1,686,000
                                                           -------------     -------------

        TOTAL ASSETS                                       $ 19,010,000      $ 19,916,000
                                                           =============     =============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Trade accounts payable                                 $    226,000      $    145,000
    Accrued expenses and other liabilities                    1,585,000         1,338,000
    Current portion of long-term obligations                    232,000           134,000
                                                           -------------     -------------
        Total current liabilities                             2,043,000         1,617,000

Long-term obligations                                         3,191,000           387,000
Other long-term liabilities                                     106,000           199,000

Commitments

Shareholders' equity:
    Common shares                                            34,559,000        34,490,000
    Convertible preferred shares                              6,881,000         6,881,000
    Accumulated deficit                                    (27,770,000)       (23,658,000)
                                                           -------------     -------------
        Total shareholders' equity                           13,670,000        17,713,000
                                                           -------------     -------------

        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $ 19,010,000      $ 19,916,000
                                                           =============     =============


                             See accompanying notes.

                                   IOMED, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                THREE MONTHS ENDED          NINE MONTHS ENDED
                                                     MARCH 31,                  MARCH 31,
                                            --------------------------  -------------------------
                                                 2001         2000           2001         2000
                                             ------------- ------------  ------------- -----------
                                                    (unaudited)                (unaudited)
Revenues:
    Product sales                            $2,760,000    $2,561,000    $8,301,000    $7,736,000
    Contract research revenue, royalties &
      license fees                               49,000        52,000       144,000       125,000
                                             ------------- ------------  ------------- -----------
        Total revenues                        2,809,000     2,613,000     8,445,000     7,861,000


Operating costs and expenses:
    Cost of products sold                       992,000       891,000     2,853,000     2,720,000
    Research and development                  2,086,000       772,000     4,322,000     2,281,000
    Selling, general and administrative       2,168,000     1,402,000     6,016,000     4,048,000
                                             ------------- ------------  ------------- -----------
        Total costs and expenses              5,246,000     3,065,000    13,191,000     9,049,000
                                             ------------- ------------  ------------- -----------


Loss from operations                         (2,437,000)     (452,000)   (4,746,000)   (1,188,000)


Interest expense                                  9,000        10,000        28,000        18,000
Interest income and other, net                  183,000       248,000       662,000       727,000
                                             ------------- ------------  ------------- -----------


Net loss                                      $(2,263,000)  $(214,000)    $(4,112,000)  $(479,000)
                                             ============= ============  ============= ===========

BASIC AND DILUTED LOSS PER COMMON SHARE       $    (0.35)   $    (0.03)   $    (0.63)   $    (0.07)
                                             ============= ============  ============= ===========


                             See accompanying notes.

                                   IOMED, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                 NINE MONTHS ENDED
                                                                       MARCH 31,
                                                               2001              2000
                                                           -------------     -------------
                                                                    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                   $ (4,112,000)     $   (479,000)
Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                               477,000           279,000
    Other non-cash charges                                       12,000               ---
    Changes in assets and liabilities:
        Accounts receivable                                     157,000           (48,000)
        Inventories                                            (155,000)          (88,000)
        Prepaid expenses                                         41,000           (74,000)
        Trade accounts payable                                   81,000           (98,000)
        Accrued expenses and other liabilities                  154,000           (69,000)
                                                           -------------     -------------
Net cash used in operating activities                        (3,345,000)         (577,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and furniture                           (300,000)         (127,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options                          57,000            43,000
Payments on long-term obligations                              (127,000)          (54,000)
                                                           -------------     -------------
Net cash used in financing activities                           (70,000)          (11,000)

Net decrease in cash and cash equivalents                    (3,715,000)         (715,000)

Cash and cash equivalents at beginning of period             15,097,000        17,263,000
                                                           -------------     -------------

Cash and cash equivalents at end of period                 $ 11,382,000      $ 16,548,000
                                                           =============     =============

Non-cash activities:
     Purchase of equipment under capital lease obligation  $  3,029,000      $    418,000


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

        BASIS OF PRESENTATION

               In the opinion of management, the accompanying condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2001, and the results of its operations and cash flows for the interim periods ended March 31, 2001 and 2000. The operating results for the interim periods are not necessarily indicative of the results for a full year. Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended June 30, 2000, included in the Company's Annual Report on Form 10-K, dated September 28, 2000.

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

               Net loss as presented in the condensed consolidated statements of operations represents the numerator used in computing both basic and diluted loss per share and the following table sets forth the computation of the weighted average shares representing the denominator used in determining basic and diluted loss per share:

                                              THREE MONTHS ENDED       NINE MONTHS ENDED
                                                  MARCH 31,                MARCH 31,
                                             ---------------------    ---------------------
                                               2001        2000         2001        2000
                                             ---------   ---------    ----------  ---------
                                                (IN THOUSANDS)           (IN THOUSANDS)
        Denominator for basic loss per
           share - weighted average shares
           outstanding.....................     6,545       6,527        6,540       6,514
        Dilutive securities: preferred
           stock and certain stock options.       ---         ---          ---         ---
                                             ---------   ---------    ----------  ---------
        Denominator for diluted loss per
           share -- adjusted weighted
           average shares outstanding and
           assumed conversions.............     6,545       6,527        6,540       6,514
                                             =========   =========    ==========  =========

               At March 31, 2001, the following potentially dilutive securities were outstanding but were not included in the computation of diluted loss per share due to their anti-dilutive effect: options to purchase approximately 1,519,197 common shares at a weighted average exercise price of $3.74 per share; warrants to purchase 339,792 common shares at a weighted average price of $13.70 per share; and 893,801 convertible Series D preferred shares convertible on a share-for-share basis into common stock.

2.      INVENTORIES

               Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventories consisted of the following at March 31, 2001 and June 30, 2000:

                                                      MARCH 31,        JUNE 30,
                                                        2001             2000
                                                    --------------  ---------------
               Raw materials...................     $     577,000   $     441,000
               Work-in-progress................            50,000          24,000
               Finished goods..................           295,000         302,000
                                                    --------------  ---------------
                                                    $     922,000   $     767,000
                                                    ==============  ===============

3.      COMMITMENTS

        The Company has entered into agreements with various lending institutions to provide financing for the Company's current and anticipated investments in capital equipment and facilities modifications and consolidation. As of March 31, 2001, the Company had approximately $3,423,000 outstanding under these agreements, $3,191,000 of which was classified as long-term obligations. The Company intends to use the available credit under the agreements to fund the majority of its capital equipment needs during the next 12 months. The Company's future commitments for capital expenditures related to capital equipment and facilities modifications and consolidation totaled approximately $260,000 at March 31, 2001.

4.      SUBSEQUENT EVENT

        Subsequent to March 31, 2001, the Company refinanced $2.7 million of capital lease obligations into a long-term obligation, collateralized by certain assets, with a fixed interest rate of 6.82%, payable in 84 monthly installments of $40,519 beginning May 2001 and maturing April 2008.

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

OVERVIEW

        The Company is a specialty pharmaceutical company focused on satisfying unmet medical needs in large pharmaceutical markets. The Company is currently pursuing research, product development and commercialization activities in the local inflammation and ophthalmic markets. The majority of the Company's revenues have been generated through the sale of its Phoresor system and related products into the physical therapy market for use in the treatment of acute local inflammation. Since its inception, the Company has generally incurred operating losses and it expects to incur additional operating losses over the next several years as a result of anticipated costs associated with an increase in internally funded research, development and clinical trial activities relating to new applications for its active drug transport technologies, and the consolidation and equipping of its facilities. As of March 31, 2001, the Company's accumulated deficit was approximately $27.8 million. The Company's ability to achieve and sustain profitability will depend on its ability to achieve market acceptance and successfully expand sales of its existing products; successfully complete the development of, receive regulatory approvals for, and successfully manufacture and market its products under development; as well as successfully execute the development, clinical testing, manufacture, marketing or commercialization of certain of its products or products in development, as to which there can be no assurance.

        The Company's results of operations may vary significantly from quarter to quarter and depend on the signing of new product development agreements, the timing of contract research revenues and milestone payments made by collaborative partners, the progress of clinical trials, product sales levels and costs associated with manufacturing processes, as well as other factors. The timing of the Company's research and development revenues may not match the timing of the associated expenses. The amount of revenue in any given period is not necessarily indicative of future revenue.

RESULTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2001 AND 2000

        REVENUES. Product sales increased 8% and 7% to $2.8 million and $8.3 million in the three and nine months ended March 31, 2001, respectively, from $2.6 million and $7.7 million in the three and nine months ended March 31, 2000, respectively. Continued growth in the IOGEL(TM) product line and increased market acceptance of iontophoresis contributed to the increase in product sales.

        Contract research revenues, royalties and license fees decreased slightly in the three months ended and increased slightly in the nine months ended March 31, 2001, compared to the prior three and nine month periods. Without new collaborative research and product development programs, such revenues, in the current quarter, are indicative of the Company's expectations for the remainder of the fiscal year.

        COSTS OF PRODUCTS SOLD. Costs of products sold were $992,000 and $2.9 million in the three and nine months ended March 31, 2001, respectively, compared to $891,000 and $2.7 million in the three and nine months ended March 31, 2000, respectively. This increase is a result of costs associated with increased product sales. Gross margins on product sales were 64% and 66% during the current three and nine month periods, respectively, compared to 65% in both the three and nine month periods in 2000. The Company expects downward pressure on its product margin during the second half of fiscal year 2001 due to higher fixed costs resulting from the Company's relocation to a new facility and from costs associated with the installation of automated manufacturing equipment.

        RESEARCH AND DEVELOPMENT EXPENSE. Research and development expenditures increased 170% to $2.1 million for the three months ended March 31, 2001, compared to $772,000 reported for the three months ended March 31, 2000. Research and development expenditures of $4.3 million for the nine months ended March 31, 2001, were up 89% from the $2.3 million reported for the nine months ended March 31, 2000. This increase primarily reflects the Company's continued investment in Phase III clinical studies and other product development costs for its proprietary formulation of dexamethasone for the non-invasive, site-specific treatment of acute local inflammatory conditions, as well as increased expenditures in support of the Company's other product development programs, most notably the OcuPhor(TM) System for the non-invasive, site specific delivery of therapeutics to the back of the eye to treat ophthalmic diseases. The Company estimates that total research and product development costs for the full fiscal year will exceed $5 million.

        Results of the Company's confirmatory Phase III clinical study for its G-II product, formerly called ProDex(TM), did not meet primary endpoints in the treatment of epicondylitis. Preliminary analysis of the confirmatory study results continues to show a positive response in patients treated with drug. However, differences between the drug and placebo groups were not sufficient to satisfy the statistical endpoints necessary for a submission of a New Drug Application (NDA) to the FDA. The results of the confirmatory study are inconsistent with the findings of the earlier pivotal Phase III studies, where results supported the reduction of local inflammation and tenderness associated with both epicondylitis and plantar fasciitis. The Company will now undertake to analyze its complete clinical database in order to assess steps for further product development in its local inflammation program.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 55%, to $2.2 million in the three months ended March 31, 2001, compared to $1.4 million in the three months ended March 31, 2000. Selling, general and administrative expenses of $6.0 million for the nine months ended March 31, 2001, increased 49% from the $4.0 million for the nine months ended March 31, 2000. This increase is due primarily to pre-launch marketing activities of products under development, increased patent prosecution and maintenance costs and additional costs associated with the Company's growing business.

        OTHER COSTS AND EXPENSES. Net interest income and expense decreased to $174,000 and $634,000 in the three and nine months ended March 31, 2001, respectively, compared to $238,000 and $709,000 in the same periods last year. Amounts in both periods reflect interest earnings on the invested cash balances.

        INCOME TAXES. The Company has substantial net operating loss carryforwards, which may be subject to substantial annual limitation under the current "change of ownership" rules of the Internal Revenue Code of 1986, as amended. No income tax benefit was recognized for the three and nine month periods ended March 31, 2001 and 2000, which reflects management's estimate of the Company's fiscal 2001 tax position.

        NET LOSS. The Company recognized a net loss of $2.3 million or $0.35 per share during the three months ended March 31, 2001, compared to a net loss of $214,000 or $0.03 per share in the three months ended March 31, 2000. The Company recognized a net loss of $4.1 million or $0.63 per share during the nine months ended March 31, 2001, compared to a net loss of $479,000 or $0.07 per share in the nine months ended March 31, 2000. With anticipated internally funded research and development programs, the Company expects to report a net loss for the fiscal year.

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

        As of March 31, 2001, the Company had cash and cash equivalents totaling approximately $11,382,000. Cash in excess of immediate requirements is invested in a manner which is intended to maximize liquidity and return while minimizing investment risk, and, whenever possible, the Company seeks to minimize the potential effects of concentration of credit risk.

        The Company consumed $3,345,000 in cash for operating activities during the nine months ended March 31, 2001, compared to $577,000 during the nine months ended March 31, 2000. The increased cash consumption in the current period can be attributed to the higher reported net loss in the current period offset, in part, by a net decrease in non-cash working capital.

        Historically, the Company's operations have not been capital intensive. However, the Company has entered into agreements with various lending institutions to provide financing for the Company's current and anticipated investments in capital equipment and facilities modifications and consolidation. As of March 31, 2001, the Company had approximately $3,423,000 outstanding under these agreements, $3,191,000 of which was classified as long-term obligations. The Company intends to use the available credit under the agreements, approximately $367,000 at March 31, 2001, to fund the majority of its capital equipment needs during the next 12 months. The Company's expenditures for equipment and furniture in excess of equipment acquired under the lease agreements were $300,000 in the nine months ended March 31, 2001. The Company's future commitments for capital expenditures related to capital equipment and facilities modifications and consolidation totaled approximately $260,000 at March 31, 2001. Subsequent to March 31, 2001, the Company refinanced $2.7 million of capital lease obligations into a long-term obligation, collateralized by certain assets, with a fixed interest rate of 6.82%, payable in 84 monthly installments of $40,519 beginning May 2001 and maturing April 2008.

        Other uses of cash were $127,000 and $54,000 in principal reductions under capital lease obligations during the nine months ended March 31, 2001 and 2000, respectively. The Company received $57,000 in proceeds from exercise of stock options during the current period.

        The Company expects to continue to incur substantial costs associated with its research and product development activities, including clinical trials, investment in sales and marketing of new product lines, additional investment in working capital, and the cost of consolidating and equipping its facilities. These costs will be funded by internally generated funds from the Company's established commercial business; term loan and capital lease financing agreements; and from existing cash balances. The Company estimates that its consumption of cash balances during fiscal year 2001 will exceed $5 million. The Company anticipates that its existing cash balances, cash generated from operations, and available credit lines will be sufficient to fund the operations of the Company through fiscal 2002. However, the Company may be required to or elect to raise additional capital before that time. The Company's actual capital requirements will depend on many factors, some of which are outside the Company's control.

                          PART II -- OTHER INFORMATION

Item 5. OTHER INFORMATION

        None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        EXHIBITS:

        None

        REPORTS ON FORM 8-K:

        No reports were filed on Form 8-K during the period covered by this report.

                                   IOMED, INC.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     IOMED, INC.
                                -------------------
                                     (Registrant)




Date:   May 14, 2001            By:/s/ James R. Weersing
                                   ---------------------------
                                   James R. Weersing
                                   President and Chief Executive Officer



Date:   May 14, 2001            By:/s/ Robert J. Lollini
                                   ---------------------------
                                   Robert J. Lollini
                                   Executive Vice President, Finance
                                   and Chief Financial Officer