Form 10-K
period 2001-06-30
IOMED INC
filed 2001-09-28
CIK 1041652

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 2001

                        COMMISSION FILE NUMBER: 0-37159

                                  IOMED, INC.
             (Exact name of registrant as specified in its charter)

                 UTAH                                       87-0441272
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                     Identification No.)

                2441 SOUTH 3850 WEST, SALT LAKE CITY, UTAH 84120
              (Address of principal executive offices) (Zip Code)

                                 (801) 975-1191
              (Registrant's telephone number, including area code)

      Securities registered pursuant to Section 12(b) of the Exchange Act:
                           COMMON STOCK, NO PAR VALUE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes /X/ No / /

 .

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the Registrant's voting stock held by non-affiliates based upon the closing price of the common stock as quoted on the American Stock Exchange on August 31, 2001, was approximately $13,450,100.

    The number of shares of Registrant's common stock outstanding on August 31, 2001, was 6,544,670.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain information is incorporated into Part III of this Report on Form 10-K by reference to the Registrant's Proxy Statement for its 2001 Annual Meeting of Shareholders.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                      PAGE
PART I                                                                              --------
  Item 1   --         Business....................................................       3
  Item 2   --         Properties..................................................      14
  Item 3   --         Legal Proceedings...........................................      14
  Item 4   --         Submission of Matters to a Vote of Security Holders.........      14

PART II
  Item 5   --         Market for Registrant's Common Equity and Related
                      Stockholder Matters.........................................      15
  Item 6   --         Selected Consolidated Financial Data........................      16
  Item 7   --         Management's Discussion and Analysis of Financial Condition
                      and Results of Operations...................................      17
  Item 7a  --         Quantitative and Qualitative Information about Market
                      Risk........................................................      27
  Item 8   --         Financial Statements and Supplementary Data.................      27
           --         Audited Financial Statements................................   28-43
  Item 9   --         Changes and Disagreements with Accountants on Accounting and
                      Financial Disclosure........................................      27

PART III
  Item 10  --         Directors and Executive Officers of the Company.............      44
  Item 11  --         Executive Compensation......................................      44
  Item 12  --         Security Ownership of Certain Beneficial Owners and
                      Management..................................................      44
  Item 13  --         Certain Relationships and Related Transactions..............      44

PART IV
  Item 14  --         Exhibits, Financial Statement Schedules, and Reports on Form
                      8-K.........................................................      44

Signatures........................................................................      47

                                     PART I

ITEM 1. BUSINESS

FORWARD-LOOKING STATEMENTS

    Certain statements contained in this report on Form 10-K (the "Report") are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements may be identified by the use of terminology such as "may," "will," "expect," "anticipate," "intend," "designed," "estimate," "should," or "continue" or the negatives thereof or other variations thereon or comparable terminology. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of IOMED, Inc. and its subsidiary Dermion, Inc. (collectively the "Company"), or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, among other things, the following: the Company's sporadic history of profitability and the continuing uncertainty of its profitability; the Company's ability to develop and introduce new products; the uncertainty of market acceptance of the Company's new and existing products and their market penetration; the uncertainties related to the Company's product development programs; the Company's reliance on collaborative partners and licenses; the Company's limited sales, marketing and distribution experience and current dependence on distributors; the risks associated with obtaining governmental approval of the Company's products; the highly competitive industry in which the Company operates and the rapid pace of technological change within that industry; the uncertainty of patented and proprietary technology protection and the Company's reliance on such patented and proprietary technology (including reliance on technology licensed from third parties); changes in or failure to comply with governmental regulation; the uncertainty of third party reimbursement for the Company's products; the Company's dependence on key employees; general economic and business conditions and other factors discussed in this Report and the Company's other Securities Exchange Commission ("SEC") filings. The Company undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events or circumstances occur in the future.

INTRODUCTION

    The Company was incorporated in Utah in 1974 as Motion Control, Inc. In 1987, the Company merged with JMW Acquisition Corporation, and the name of the merged entity was changed to IOMED, Inc. The Company is a specialty pharmaceutical company focused on satisfying substantial unmet medical needs in large pharmaceutical markets. Presently, the Company is concentrating the majority of its research and development efforts in ophthalmics, where it seeks to pioneer the non-invasive treatment of age-related macular degeneration ("AMD") and posterior uveitis through the development of proprietary ophthalmic pharmaceutical systems to deliver therapeutics to the back of the eye.

    The Company is funded, in part, by its established business engaged in the manufacture and sale of iontophoretic pharmaceutical systems primarily used to treat acute local inflammation in the sports and occupational medicine and physical therapy markets. The Company's active drug transport systems employ iontophoresis as a non-invasive method of enhancing and controlling the transport of water-soluble ionic drugs into and through the skin and other body tissues using a low-level electrical current. The Company currently markets two products, an iontophoretic system used to deliver a potent corticosteroid in the treatment of acute local inflammatory conditions and an iontophoretic system used to deliver Iontocaine-Registered Trademark-, the Company's brand of lidocaine HCl 2% and epinephrine 1:100,000, for the administration of local dermal anesthesia. More than 14 million treatments have been clinically administered using the Company's products to treat patients, including top professional and semi-professional athletes and sports teams.

COMMERCIAL BUSINESS

    The Company is currently developing, manufacturing and commercializing proprietary products used in the non-invasive delivery of drugs to treat acute local inflammation and to administer local dermal anesthetics. The Company's proprietary, patented system (the "Phoresor-Registered Trademark- System") is designed for clinical use and is comprised of a reusable dose controller and single use, disposable active transdermal patch kits. The dose controller incorporates an advanced microprocessor to precisely control drug dosage through the Company's proprietary patch kits, which include IOGEL-TM-, TransQ-Registered Trademark- and Anestrode-Registered Trademark- patches.

    Using the Company's Phoresor System, medical professionals are able to deliver dexamethasone, a potent and effective corticosteroid, to treat local inflammatory conditions. Because of the negative side effects often associated with the oral or injectable administration of dexamethasone, it is used only as a second- or third-line therapy. Using the Company's technology, the administration of these drugs without the occurrence of negative side effects is possible. The Company's solutions have been used for site-specific corticosteroid therapy in clinics nationwide to treat a variety of conditions, including those suffered by top professional and semi-professional athletes in football, baseball, basketball, hockey, golf and skiing.

    The Company also markets a specialty pharmaceutical product, Numby Stuff-Registered Trademark-, for the delivery of Iontocaine. Numby Stuff offers non-invasive, needle-free local dermal anesthesia in as little as 10 minutes, and can be used prior to needle sticks, IV starts, lumbar punctures, PICC insertions, and fine needle and skin biopsies. The product is primarily used in the pediatrics market.

MARKET OPPORTUNITIES

    The Company is leveraging its knowledge and experience in the development and manufacture of active drug transport systems to expand its presence into other markets. The Company's goal is to market its systems under Food and Drug Administration ("FDA") approved New Drug Applications ("NDA"). These systems would include a unit dose of drug together with an iontophoretic patch kit, which the Company believes would make the products reimbursable as a prescription pharmaceutical product.

    The Company has refined its business development strategy to focus a majority of its internal product development resources on specific market opportunities in ophthalmics. The Company believes specialty pharmaceuticals combined with its unique active drug transport systems may be effectively applied in site-specific therapeutic applications in this area. Current methods for delivering therapeutic levels of drug into the eye using oral or infusion therapies are very difficult. Local intraocular injections or implants are often used, but they are not practical for either patients or physicians. In addition, these methods are inherently risky due to the potential for bleeding, infection or retinal detachment. The Company believes its drug transport systems are capable of delivering potent drugs safely and site specifically. The ability to accomplish this without needles or systemic side effects could give the Company a significant competitive advantage. The Company has chosen to focus on ophthalmics because it believes that its specialty pharmaceutical products offer a solution or a significant improvement to currently unmet medical needs in this area. The Company is pursuing the development of new ophthalmic pharmaceutical products both internally and through strategic collaborations and partnerships.

    Following the inconclusive findings of its confirmatory Phase III clinical study for the delivery of dexamethasone, and due to financial and other resource constraints, the Company has currently suspended further development efforts under its acute local inflammation program. The Company may seek corporate development partners or other strategic funding sources prior to any continuation of this development program. The Company continues to manufacture and sell the Phoresor system into the sports and physical therapy markets for use in the treatment of acute local inflammation.

PRODUCTS AND PRODUCTS UNDER DEVELOPMENT

    The Company currently has potential products in pre-clinical development for the treatment of ophthalmic diseases and acute local inflammation. The following table lists the therapeutic applications of the principal products developed or currently under development by the Company. This table is qualified in its entirety by reference to the more detailed descriptions set forth elsewhere in this Report. There can be no assurance that any product under development will be developed successfully or approved in a timely manner, if at all, or even if developed or approved, be successfully manufactured or marketed. In addition, the status of development indicated below does not necessarily indicate the order in which the products shown may be submitted to or approved by the FDA.

APPLICATION                    THERAPEUTIC AGENT              PRODUCT STATUS
-----------                    -----------------              --------------
Ophthalmic diseases            Undisclosed compound           Preclinical
Acute local inflammation       None specified                 Currently marketed (1)
Acute local inflammation       Dexamethasone                  Under evaluation (2)
Local dermal anesthesia        Iontocaine                     Currently marketed

------------------------------

(1) Currently marketed under a 510(k) clearance for use with "ions of soluble salts or other drugs."

(2) In April 2001, a confirmatory Phase III clinical study failed to reach its primary endpoints. Further development has been suspended as of June 30, 2001.

OPHTHALMIC DISEASES

    The Company believes that significant opportunity exists in the ophthalmic pharmaceutical marketplace due to large patient populations with sight threatening medical needs that are unmet. AMD and diabetic retinopathy ("DR") are the major causes of visual impairment in the United States and Europe. Both AMD and DR are conditions caused by angiogenesis (unwanted blood vessel growth) resulting in neovascularization that damages the retina and ultimately causes blindness. Posterior uveitis and retinitis secondary to glaucoma also contribute considerably to loss of sight worldwide. A common characteristic among all of these conditions is their location at the back of the eye, where drug treatment is difficult to administer. The Company estimates that the worldwide market potential for therapeutics to treat these conditions is in excess of $9 billion.

    Laser photocoagulation therapy ("LPC") using a thermal laser has been used to treat the later stages of neovascular AMD for more than 20 years. Laser therapy has been shown to delay severe visual loss in some patients. However, it is potentially useful for only 15% of all cases and approximately half of patients treated with LPC suffer a recurrence.

    In 2000, Visudyne-Registered Trademark-, a pharmaceutical product developed by QLT Inc. and marketed by Novartis Ophthalmics, became the first drug approved for the treatment of AMD. Photodynamic therapy ("PDT") combines intravenous drug administration with non-thermal laser treatment of the eye and is indicated for the treatment of advanced AMD.

    Both LPC and PDT destroy tissue in the retina and provide benefits only at a relatively late stage of the disease, after the abnormal neo-vascular tissue is visible and has already damaged the retina. Furthermore, lasers are surgical modalities, which do not address the root cause of the disease, and therefore recurrence of the disease is frequent. Thus, a key potential advantage of drug therapy is that it may be undertaken at an early stage of the disease, and may prevent the evolution of the disease before the retina has been severely damaged. In addition, drugs may be better suited for chronic maintenance therapy, because drugs may be administered repeatedly, and the dose may be adjusted according to disease activity.

    Numerous generic (off-patent) and proprietary (on-patent) drugs have the inherent pharmacological properties to treat common site-threatening diseases in the back of the eye, including AMD, DR, posterior uveitis and other conditions. However, current drug delivery methods which include intravenous, oral, topical (eye drops), intraocular injections and surgical implants all have limitations that potentially affect their technical as well as their commercial viability in the treatment of these diseases.

    Even the best drug will not be an effective treatment for AMD, DR, or posterior uveitis unless it can be delivered in adequate quantities to the retina. Given the limitations inherent in the drug delivery methods noted above, it seems likely that non-invasive, site-specific ocular delivery is the optimum way to minimize side effects while ensuring adequate drug levels in the retina.

    Furthermore, the complex physiology of the human eye presents unique problems for drug delivery, which are not optimally addressed by current ocular drug delivery methods. These problems include the relative lack of blood vessels in the internal regions of the eye and the resulting blood-ocular barrier, the extremely rapid blood flow within the capillaries behind the retina and the continuous circulation of tears and other aqueous fluid both inside and on the surface of the eye.

    PRODUCTS UNDER DEVELOPMENT. Using its proprietary iontophoretic technology, the Company has developed an ophthalmic drug delivery system that seeks to address the safe and effective administration of therapeutics to the back of the eye. The delivery system trademarked OcuPhor-TM- has been designed as a platform technology to deliver drug compounds non-invasively and site-specifically to posterior segments of the eye. It is an active topical method of delivery that employs the Company's core iontophoretic drug delivery technology to deliver drugs through the sclera (white of eye) and to the retinal tissue without invading the integrity of the eye. OcuPhor allows for site-specific administration of a pharmacologic agent without the collateral tissue damage associated with surgery, lasers, needle injections or implants. The Company has demonstrated that the OcuPhor system is capable of delivering antiangiogenics, anti-inflammatories, antibiotics, antivirals, and neuroprotectants. The Company believes that OcuPhor's transport capabilities are within the theoretical therapeutic range of a variety of drugs, including small molecules as well as some macromolecules such as oligonucleotides and small proteins.

    The Company is pursuing a three-pronged ophthalmic strategy to develop the OcuPhor System:

    - Using the OcuPhor System, the Company is working with a specific undisclosed compound to develop a non-invasive, site-specific solution for effectively treating AMD and posterior uveitis;

    - The Company is screening additional compounds for administration using the OcuPhor System to treat eye diseases; and

    - The Company is working under collaborative agreements to co-develop novel prescription products for the non-invasive, site-specific treatment of diseases of the back of the eye.

    The Company and EyeTech Pharmaceuticals, Inc. have entered into an agreement whereby the Company may develop a version of its OcuPhor system for the delivery of EYE001, EyeTech's proprietary compound for the treatment of AMD. EyeTech will pay for all of the development.

    The Company and Santen Pharmaceutical Co., LTD entered into an initial development agreement whereby Santen will pay for the screening of certain compounds for use with the OcuPhor system. A more comprehensive Development, Commercialization and Distribution Agreement for one or more drug candidates, is currently under discussion between the Company and Santen.

    In addition, the Company has selected a drug currently used to treat cancers as an additional product for development under its ophthalmic program. Subject to the procurement of necessary funding, the Company proposes to develop this compound for two indications, including the treatment of "wet" AMD and posterior uveitis. The Company may develop this product independently or with a development and marketing partner.

    The strategy behind the OcuPhor system is based upon a the premise that ophthalmologists would use drugs to treat "back of the eye" diseases if they had a convenient, safe, needle-free method to repeatedly administer antiangiogenic agents and other drugs to the diseased retina. OcuPhor may provide them with an opportunity to supplement, and possibly replace, the surgical and systemic drug therapies now used to treat AMD, DR, uveitis and other "back of the eye" diseases.

ACUTE LOCAL INFLAMMATION

    Acute local inflammatory conditions resulting from exercise, sports injuries, trauma or repetitive motion disorders are among the leading types of injuries occurring in the workplace and among physically active adults. The most common of these injuries include tendonitis, bursitis, carpal tunnel syndrome and epicondylitis (tennis elbow). The Company believes iontophoretic delivery of dexamethasone may provide significant advantages over other current treatment regimens for acute local inflammation. The Company estimates that present retail sales into this market by the Company and its competitors are approximately
$40 million. While the Company's products are currently used in the active transdermal delivery of corticosteroids, including dexamethasone, the Company believes that validation of efficacy, an approved NDA, and a strategic marketing collaboration could expand the market potential to in excess of $540 million.

    COMMERCIAL PRODUCTS. The Company pioneered the commercial introduction of its active transdermal drug delivery system in 1979. The product is used principally by physical therapists (under a doctor's prescription) and has been administered in over 14 million patient treatments for the delivery of corticosteroids. More than 12 million of these treatments have occurred since 1990, when advancements in patch technology made by the Company led to the introduction of its present family of hydrogel patches for use with its microprocessor controlled dose controllers. The Company's products are also used by athletic trainers and physical therapists serving a number of professional and semi-professional athletes and teams, including golfers, tennis players, men's and women's Olympic ski teams, as well as by football, basketball and hockey teams. The Company believes that its active transdermal drug delivery systems have been accepted in the rehabilitation marketplace due to their ease of use, non-invasiveness, recognized efficacy and lack of significant side effects.

    PRODUCTS UNDER DEVELOPMENT. During fiscal 2001, the Company completed both a pivotal Phase III and a confirmatory Phase III clinical study for the delivery of dexamethasone for the treatment of acute local inflammation. In May 2001, the Company announced that the confirmatory study failed to meet the primary clinical endpoints in the treatment of epicondylitis. The study showed a positive response in patients treated with drug; however, increased benefit in the study's placebo group prevented the statistical separation between the two patient groups necessary to achieve the desired conclusions. As a result of these study results and due to financial and other resource constraints, the Company has currently suspended further development efforts and may seek corporate development partners or other strategic funding sources prior to any continuation of this development program.

    The Company continues to believe its unique drug formulation, combined with its proprietary active transport system, addresses a significant unmet medical need by offering patients the superior anti-inflammatory effects of dexamethasone while avoiding all of the gastrointestinal and other systemic side effects of NSAIDS and Cox II inhibitors.

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

    COMMERCIAL PRODUCTS. The Company's Iontocaine is approved by the FDA under an NDA and is specifically labeled for use with the Company's Phoresor system and its proprietary, single use, disposable active transdermal patch kits. The Company has received FDA labeling to use the system for all procedures requiring local dermal anesthesia.

    The Company sells its local dermal anesthesia product into the pediatric market under the brand name Numby Stuff. Numby Stuff is presently being used to induce local dermal anesthesia prior to pediatric intravenous starts, blood draws and other invasive procedures, and the Company believes it provides a cost effective alternative to the leading topical product.

    Due to limited distribution and unfavorable reimbursement from third party payor networks, to date, Numby Stuff has not generated significant revenues. However, the response by medical professionals and medical organizations has been very positive. The Company seeks to expand its sales, marketing and distribution capabilities for this product through additional distribution arrangements, but does not anticipate significant revenues to be generated from this product until such distribution capabilities have been established and the reimbursement profile improved.

IONTOPHORETIC DRUG DELIVERY TECHNOLOGY AND ITS ADVANTAGES

    Iontophoretic drug delivery systems are designed to overcome many of the limitations associated with other drug delivery methods. Iontophoresis is an active method of drug delivery in which water-soluble, ionized (electrically charged) drugs are transported through the skin or other body tissues for local or systemic therapeutic applications by applying a low-level electrical current. The amount of drug delivered is proportional to the total electrical charge applied (which is a function of time and current). Therefore, it is possible to program the system's electrical current levels to control more precisely the desired drug dose, delivery rate and the pattern of delivery.

    Among the many drug delivery methods available today, the Company believes the advantages of iontophoretic drug delivery are many and include the following:

    - Non-invasive, needle-free

    - Ability to provide site-specific drug delivery to avoid systemic side effects

    - Rapid onset and cessation kinetics

    - Controlled, programmable and titratable drug delivery capabilities

    - Ability to provide smooth, variable or bolus plasma levels, singly or in combination, all in a single delivery system

    - Enhanced delivery for a broad range of compounds, including large drug molecules such as peptides and oligonucleotides

    - Minimal variability in the delivery profiles among patients and body sites

    - Potential for enhanced patient compliance and control

    Although the fundamentals of iontophoresis have been understood for decades, the method has become commercially practicable as a means of delivering drugs only recently as a result of advances in electronics, materials science and electrochemistry. These advances have led to the development of more efficient and adaptable drug patches and more reliable, compact and programmable dose controllers. The Company has an expansive portfolio of intellectual property with which it has developed iontophoretic pharmaceutical systems that have unique and enhanced performance characteristics, which the Company believes are adaptable to a number of clinical settings and therapeutic applications.

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

    The Company has implemented a policy of actively patenting and maintaining as trade secrets and proprietary information all inventions and technologies that it believes are important to its business operations. The Company generally seeks patent protection for its key proprietary technologies in major markets in the United States, Canada, Europe and Japan. The Company also relies on a number of trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain its competitive position.

    In March 1997, the Company acquired exclusive world-wide rights to Elan Corporation, plc's broad base of United States and foreign patents, in vitro drug transport data and in vivo animal and human clinical data, in addition to other proprietary know-how in the fields of iontophoretic drug delivery and electro-transport.

    In June 2000, the Company acquired all of the rights to the iontophoretic intellectual property owned by Laboratories Fournier, S.C.A., a former collaborative development partner. The purchase included patented technology, know-how, and a 10-year non-compete agreement.

    As of June 30, 2001, the Company held or had rights to utilize approximately 79 United States patents and 371 foreign patents and has (or has the rights to utilize) approximately 18 pending patent applications in the United States and 105 pending patent applications in foreign countries for all such technology. The Company also owns or has licensed rights to issued and pending United States patents governing the design and manufacture of certain myoelectric prosthetic devices which it has sublicensed to a third party in connection with the sale of the Company's Motion Control division in December 1996.

BUSINESS STRATEGY

    The Company's primary business goal is to establish its proprietary pharmaceutical systems as a preferred, cost effective means of delivering drugs. Presently, the Company is concentrating the majority of its research and development efforts in ophthalmics, where it seeks to pioneer the non-invasive treatment of AMD and posterior uveitis through the development of proprietary ophthalmic pharmaceutical systems to deliver therapeutics to the back of the eye. To achieve its goal, the Company uses its multi-disciplinary expertise in pharmacology and drug formulation, regulatory and product testing, microelectronics, electrochemistry, polymer chemistry, adhesives, design and manufacturing. The Company plans to execute its business strategy by: developing systems for off-patent drugs; increasing market penetration of existing products; broadening its technology platform; controlling product manufacturing processes; and entering into collaborative relationships.

COLLABORATIVE RELATIONSHIPS AND LICENSES

    The Company has entered into collaborative relationships or license arrangements with Novartis Pharmaceuticals Corporation, Elan Corporation, plc, Alza Corporation, University of Utah Research Foundation, Boston University, Santen Pharmaceutical Co., LTD, and EyeTech Pharmaceutical, Inc.

    If the Company elects to enter into additional collaborative relationships, potential collaborative partners may provide proprietary drugs, technology, financial resources, research and pharmaceutical manufacturing capabilities or marketing infrastructure to aid in the development and commercialization of the Company's current and future products. Depending on the availability of financial, marketing and scientific resources and other factors, the Company may also license or cross-license its technology or products to others and retain profit sharing, royalty, manufacturing, co-marketing, co-promotion or similar rights.

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

    The Company does not manufacture or repackage any drugs or compounds used in its delivery systems. The Company outsources the manufacture and assembly of its Phoresor dose controllers, which employs a variety of sub-assemblies and components that are designed or specified by the Company. These components and subassemblies are manufactured by third parties, and then shipped to a contract manufacturer for final assembly. The Company's manufacturing activities for the Phoresor are limited to design, labeling, inspection and packaging.

    The Company and certain of its suppliers are required to comply with FDA regulations governing manufacturing practices, including the Quality System Regulations, which mandate controls for product design, control and quality. The Company believes it is in compliance with the Quality System Regulations. The Company is also ISO 9001 and CE Mark certified and has Good Manufacturing Practices ("GMP") audits conducted on a regular basis.

SALES AND DISTRIBUTION

    The Company's marketing strategy is to position its pharmaceutical products in the marketplace as the preferred means of administration for a wide range of drugs. The strategy employs the use of multiple sales and distribution channels, including (i) a network of medical supply dealers; (ii) independent sales representatives; and (iii) co-marketing through collaborative marketing partners or distributors that have national or market-specific marketing capabilities. The Company intends to use these distribution channels, both singly and, for certain products, in combination, to maximize the Company's marketing resources.

    The Company currently sells the majority of its products into the physical therapy, sports medicine and related markets. The Company employs a nationwide network of distributors and independent sales representatives to sell and distribute its products in those markets. This distribution network is supported by regional business managers and internal customer service representatives who are employees of the Company. In addition to the Company's sales and distribution efforts for its local inflammation products in the United States, it maintains marketing and sales activities in international markets. These sales are made primarily through independent distributors operating in those countries.

    The Company's regional business managers and internal customer service representatives along with independent sales representatives facilitate the sales of Numby Stuff in the pediatric hospital market. The Company desires to expand its presence in this market through collaborative marketing partners or through distributors that have market-specific distribution capability.

    One distributor accounted for approximately 18%, 16% and 15% of the Company's product sales for the fiscal years ended June 30, 2001, 2000 and 1999. Although a valued distribution channel, in the event of a loss of such customer, the Company believes that it could continue to reach a substantial portion of its end user customers through alternative distribution channels. Less than 10% of product sales are to foreign customers.

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

    Products regulated as medical devices may not be commercially distributed in the United States unless they have been cleared or approved by the FDA. Currently, there are two methods for obtaining FDA clearance or approval of medical devices. Devices deemed to pose less risk are placed in class I (general controls) or class II (general and special controls) and qualify for 510(k) notification, a procedure under section 510(k) of the Federal Food, Drug, and Cosmetic Act. A medical device that does not qualify for the 510(k) clearance is placed in class III, which is reserved for devices deemed by the FDA to pose the greatest risk. A preamendment class III device is one that was on the market before May 28, 1976. This status means that the device at present can be marketed through a 510(k) clearance, but it remains subject to a call for a PMA application under section 515 of the Drug Act. A PMA application generally requires a much more complex submission than a 510(k) notification. Typically, it requires a showing that the device is safe and effective based on extensive and costly preclinical and clinical testing, as well as information about the device and its components regarding, among other things, manufacturing, labeling and promotion.

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

    The Company's Phoresor received 510(k) clearance as a preamendment class III device labeled for use with ions of soluble salts or other drugs. In 1995, the FDA approved an NDA for Iontocaine to be used as a local anesthetic and delivered iontophoretically by the Phoresor, which effectively moved the Phoresor into class II for this intended use. Unlike Iontocaine, dexamethasone does not have an NDA approval allowing it to be labeled for iontophoretic delivery. Thus, at the present time, the Company's Phoresor is a preamendment class III device when used with dexamethasone (or any drug other than Iontocaine). The Company gives no assurance that it will ever obtain an approved NDA for the iontophoretic delivery of any drug other than Iontocaine.

    In August 2000, the FDA published a proposed rule to amend the physical medical device regulations to remove the class III iontophoresis device identification. Because the Company's products are all approved as class II devices, the Company does not believe that the proposed regulation would have any effect on the Company's ability to continue the manufacturing and selling of its current products.

    A lengthy and complex regulatory framework also applies to the labeling and marketing of specific drugs. Generally these pharmaceutical products require the submission of an NDA. The NDA approval process generally entails (i) conducting preclinical laboratory and animal testing to enable FDA authorization of an IND application, (ii) initial IND clinical studies to define safety and dose parameters, (iii) well controlled IND clinical trials to demonstrate product safety and efficacy, and (iv) submission to the FDA of an NDA. Preclinical studies involve laboratory evaluation of product characteristics and animal studies to assess the efficacy and safety of the drug. Human clinical trials are typically conducted in three sequential phases. Phase I trials normally consist of testing the product in a small number of healthy volunteers for safety and pharmacokinetic parameters using single and multiple dosing regimens. In Phase II trials, the manufacturer evaluates safety, initial efficacy, and dose ranging of the product for specific indications in a somewhat larger patient population. Phase III trials typically involve expanded testing for safety and clinical efficacy in a broad patient population at multiple clinical testing centers. The FDA, under Good Laboratory Practice regulations, regulates the preclinical and clinical studies. Results of the studies must be submitted to the FDA for review. The FDA may grant marketing approval, require additional testing and/or information, or deny the application. The process of obtaining FDA approval for a new product through this process may take several years and typically involves substantial risks and the expenditure of substantial resources.

    The FDA regulates the Company's quality control and manufacturing procedures by requiring it and its contract manufacturers to comply with certain standards, including compliance with the Quality System Regulations (for devices) and current GMP regulations (for drugs).

    The Company may be subject to certain user fees that the FDA is authorized to collect under the Food and Drug Modernization Act of 1997, which reauthorized the user fees established in the Prescription Drug User Fees Act of 1992 for certain drugs.

    Agencies similar to the FDA regulate medical devices and pharmaceutical products in most foreign countries. The International Standards Organization
(ISO) has established regulations for medical devices in the European Union. Currently, the Company is in compliance with these ISO 9001 regulations and its products are CE Marked. The Company will be required to meet the regulations of any foreign country where it markets its products. In addition, various aspects of the Company's business and operations are also regulated by a number of other governmental agencies including the Drug Enforcement Agency, U.S. Department of Agriculture, the Environmental Protection Agency, the Occupational Safety and Health Administration as well as by other federal, state and local authorities.

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

    Alza, Vitaris Corporation, and Empi, Inc. are engaged in the development and/or marketing of iontophoretic devices. Alza, a licensee of the Company, and Vitaris are both undertaking the development of iontophoretic drug delivery systems, but neither currently market any iontophoretic products. Empi is the Company's primary competitor in the treatment of acute local inflammation in the physical therapy market and, the Company estimates, controls a majority of that market.

    In connection with their collaboration, the Company granted Novartis a perpetual, non-exclusive, royalty-bearing license to certain iontophoretic technology which survived the collaboration's termination. After the termination of the collaboration on December 31, 1998, Novartis may, pursuant to the royalty-bearing license, independently develop products using the licensed technology, including products which may compete directly with those currently marketed or under development by the Company

    Currently, no other company has FDA approval to market an iontophoretic system for the inducement of local anesthesia. The Company's iontophoretic system for delivering Iontocaine for the inducement of local dermal anesthesia will therefore primarily compete with traditional methods of delivering local dermal anesthetics by needle injection or will be used in circumstances where either no anesthesia is used, due to the pain associated with the needle injection (including needle injections themselves), or where topical anesthetic creams are used. The most effective and widely used topical anesthetic cream, EMLA, is manufactured and sold by Astra Corporation, a large Swedish pharmaceutical company. There can be no assurance that the Company can effectively compete with these products or any other drug delivery system.

EMPLOYEES

    The Company has assembled a team of medical-products managers and scientists with considerable experience in iontophoresis encompassing all of the key disciplines which the Company believes are necessary to further the development and implementation of the Company's business.

    As of June 30, 2001, the Company had 76 full-time employees, 6 of whom hold doctorate degrees and 13 others who hold advanced business or technical degrees. Of the Company's 76 full-time employees on that date, 19 were engaged in research and development, 29 in manufacturing and quality control, and 28 in marketing and general administration. The Company's future success depends in significant part upon the continued service of its key technical and senior management personnel and its continuing ability to attract and retain highly qualified technical and managerial personnel. None of the Company's employees is represented by a labor union. The Company has not experienced any employee related work stoppages and considers its relations with its employees to be good.

DISCONTINUED OPERATIONS

    In December 1996, the Company sold the assets of the Motion Control division for $1.0 million and granted the purchaser an exclusive, worldwide license and sublicense to the patents, trademarks, know-how and other intellectual property of the Company relating to that division. Under the terms of that sublicense agreement, the Company receives license fees and royalties on future Motion Control product sales.

ITEM 2. PROPERTIES

    During 2001, the Company consolidated its administrative, manufacturing operations, and research office space into a single facility, consisting of approximately 34,000 square feet of useable space, located at 2441 South 3850 West in Salt Lake City, Utah. The facility is leased to the Company until
April 30, 2006.   The Company believes its facilities will be adequate and
suitable for its present needs and that additional space will be available as needed.

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

                                                     2001                  2000
                                              -------------------   -------------------
                                                HIGH       LOW        HIGH       LOW
                                              --------   --------   --------   --------
First Quarter...............................   $5.250     $3.188     $3.000     $2.000
Second Quarter..............................   $6.813     $4.500     $4.250     $2.188
Third Quarter...............................   $5.750     $4.250     $7.125     $3.500
Fourth Quarter..............................   $6.200     $2.560     $6.188     $3.750

    As of June 30, 2001, there were 118 shareholders of record of the Company's common stock. Included in the number of shareholders of record are shares held in "nominee" or "street" names. Because many of such shares are held by brokers and other institutions on behalf of individual investors, the Company is unable to estimate the total number of shareholders represented by these record holders.

    The Company has not paid dividends to date and does not anticipate or contemplate paying cash dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development and growth of the Company's business.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The following selected statement of operations data for the years ended
June 30, 2001, 2000 and 1999, and the balance sheet data as of June 30, 2001 and 2000 are derived from the audited consolidated financial statements included in this report and should be read in conjunction with those consolidated financial statements and the notes thereto. The selected statement of operations data for the years ended June 30, 1998 and 1997, and the balance sheet data as of June 30, 1999, 1998 and 1997 are derived from the audited consolidated financial statements of the Company, which are not included herein and are qualified by reference to such financial statements and the notes thereto. Certain reclassifications have been made to prior year balances to conform to the financial statement presentation included herein.

                                                                          FISCAL YEAR ENDED JUNE 30,
                                                  ---------------------------------------------------------------------------
                                                      2001           2000              1999           1998           1997
                                                  ------------   ------------      ------------   ------------   ------------
STATEMENT OF OPERATIONS DATA:
Revenues:
  Product sales.................................  $ 11,203,000   $ 10,596,000      $  9,608,000   $  8,489,000   $  7,483,000
  Contract research revenues, royalties and
    license fees................................       192,000        171,000           893,000      1,788,000      1,800,000
                                                  ------------   ------------      ------------   ------------   ------------
    Total revenues..............................    11,395,000     10,767,000        10,501,000     10,277,000      9,283,000
Operating costs and expenses:
  Cost of products sold.........................     3,807,000      3,692,000         3,961,000      3,659,000      3,147,000
  Research and development......................     7,749,000      3,210,000         1,860,000      1,790,000      1,679,000
  Selling, general and administrative...........     8,414,000      5,620,000         5,393,000      5,389,000      3,501,000
  Non-recurring charges.........................            --        360,000(1)             --             --     15,059,000(2)
                                                  ------------   ------------      ------------   ------------   ------------
    Total costs and expenses....................    19,970,000     12,882,000        11,214,000     10,838,000     23,386,000
                                                  ------------   ------------      ------------   ------------   ------------
Loss from operations............................    (8,575,000)    (2,115,000)         (713,000)      (561,000)   (14,103,000)
Interest expense................................        78,000         26,000            19,000        930,000        242,000
Interest income and other, net..................       777,000        986,000           867,000        402,000        291,000
Income (loss) from continuing operations before
  income taxes and minority interest............    (7,876,000)    (1,155,000)          135,000     (1,089,000)   (14,054,000)
Minority interest...............................            --             --                --         11,000         23,000
Income tax expense..............................            --             --                --             --          5,000
                                                  ------------   ------------      ------------   ------------   ------------
Income (loss) from continuing operations........    (7,876,000)    (1,155,000)          135,000     (1,100,000)   (14,082,000)
Income from discontinued operations (3).........            --             --                --             --         44,000
                                                  ------------   ------------      ------------   ------------   ------------
Net income (loss)...............................  $ (7,876,000)  $ (1,155,000)     $    135,000   $ (1,100,000)  $(14,038,000)
                                                  ============   ============      ============   ============   ============
Diluted Per Common Share Amounts:
Income (loss) from continuing operations........  $      (1.20)  $      (0.18)     $       0.02   $      (0.29)  $      (4.52)
Income from discontinued operations.............            --             --                --             --           0.01
                                                  ------------   ------------      ------------   ------------   ------------
Net income (loss)...............................  $      (1.20)  $      (0.18)     $       0.02   $      (0.29)  $      (4.51)
                                                  ============   ============      ============   ============   ============
Shares used in computing diluted per share
  amounts (4)...................................     6,541,000      6,513,000         7,429,000      3,821,000      3,109,000

BALANCE SHEET DATA:
Cash and cash equivalents.......................  $  6,436,000   $ 15,097,000      $ 17,263,000   $ 16,709,000   $  6,346,000
Restricted cash.................................     2,655,000             --                --             --             --
Total assets....................................    16,896,000     19,916,000        20,154,000     20,200,000      8,664,000
Long-term obligations, including current
  portion.......................................     3,700,000        521,000           186,000        237,000     15,240,000(5)
Redeemable, convertible preferred shares........            --             --                --             --        900,000
Accumulated deficit.............................   (31,534,000)   (23,658,000)      (22,503,000)   (22,638,000)   (21,538,000)
Shareholders' equity (deficit)..................     9,983,000     17,713,000        18,791,000     18,651,000     (9,491,000)

------------------------------

(1) Reflects a lease abandonment charge for facilities relocation.

(2) Reflects the write-off of certain in-process research and development (including related transaction costs) purchased from Elan.

(3) Discontinued operations include the operating results of the Company's Motion Control division, which was sold in December 1996.

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

OVERVIEW

    The Company is a specialty pharmaceutical company focused on satisfying substantial unmet medical needs in large pharmaceutical markets. Presently, the Company is concentrating the majority of its research and development efforts in ophthalmics, where it seeks to pioneer the non-invasive treatment of AMD and posterior uveitis through the development of proprietary ophthalmic pharmaceutical systems to deliver therapeutics to the back of the eye. The majority of the Company's revenue has been generated through the sale of its Phoresor system and related active transdermal drug delivery products into the physical therapy market for use in the treatment of acute local inflammation. Since its inception, the Company has generally incurred operating losses and it expects to incur additional operating losses over the next several years as a result of anticipated costs associated with a significant increase in internally funded research, development and clinical trial activities relating to new applications for its iontophoretic drug delivery technologies. As of June 30, 2001, the Company's accumulated deficit was approximately $31.5 million. The Company's ability to achieve and sustain profitability will depend on its ability to achieve market acceptance and successfully expand sales of its existing products; successfully complete the development of, receive regulatory approvals for, and successfully manufacture and market its products under development, as to which there can be no assurance.

FISCAL YEARS ENDED JUNE 30, 2001 AND 2000

    REVENUES. Product sales increased 6% to $11.2 million in fiscal 2001 from $10.6 million in fiscal 2000. Continued growth in the Company's IOGEL line of iontophoretic patches and increased market acceptance of iontophoresis contributed to the increase in product sales.

    Contract research revenues, royalties and license fees were $192,000 in fiscal 2001 compared to $171,000 in fiscal 2000. Contract research revenue will increase during fiscal 2002 as a result of the Company's collaborative development agreements related to its ophthalmic development program. However, the amount of such increase and the level of such revenue beyond 2002 will be dependent upon the Company's ability to expand its existing relationships and establish new collaborative research and product development programs.

    COSTS OF PRODUCTS SOLD.  Costs of products sold increased 3% to
$3.8 million in fiscal 2001 from $3.7 million in fiscal 2000. Gross margins on product sales improved to 66% in fiscal 2001 compared to 65% in fiscal 2000. During the second half of fiscal 2001 the Company experienced downward pressure on its product margins due to higher fixed costs resulting from its relocation to a new facility and from costs associated with the installation of automated manufacturing equipment. The Company expects this downward pressure to continue into fiscal 2002.

    RESEARCH AND DEVELOPMENT EXPENSE. Research and development expenditures increased 141% to $7.7 million in fiscal 2001 from $3.2 million in fiscal 2000, reflecting the Company's investment in key internal research and product development programs during the year. During fiscal 2001 and 2000, the

Company invested $4.4 million and $1.2 million, respectively, in product development and Phase III clinical studies related to its product development program for the delivery of dexamethasone to treat acute local inflammation. In addition, during fiscal 2001, the Company invested further into the pre-clinical development of its proprietary ophthalmic pharmaceutical systems for the delivery of therapeutics to the back of the eye. Following the inconclusive findings of its confirmatory Phase III clinical studies in acute local inflammation, the Company suspended further development activity. During fiscal 2002, the Company intends to concentrate the majority of its research and development efforts on its ophthalmic program, where it seeks to pioneer the non-invasive treatment of age-related macular degeneration and posterior uveitis through the development of its proprietary OcuPhor System to deliver therapeutics to the back of the eye. Therefore, the Company's total investment in research and development should decline. At present, the Company believes it has the capacity to take the ophthalmic program through the pre-clinical stage and into initial clinical development.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 50% to $8.4 million in fiscal 2001 compared to $5.6 million in 2000. This increase relates primarily to pre-marketing activity associated with the Company's acute local inflammation program, as well as increased patent prosecution and maintenance costs. The Company expects selling, general and administrative expenses to decrease in 2002 due to the suspension of the local inflammation program.

    LEASE ABANDONMENT CHARGE. The Company incurred a non-recurring lease abandonment charge in fiscal 2000 of $360,000 associated with the planned consolidation of its research, administrative and manufacturing operations.

    OTHER COSTS AND EXPENSES. Interest expense increased to $78,000 in fiscal 2001 from $26,000 in fiscal 2000. This increase can be attributed to higher interest expense resulting from the increased equipment and furniture purchased under the Company's lease line and the term loan related to the building consolidation and relocation. Interest income and other miscellaneous income was $777,000 in fiscal 2001, compared to $986,000 in fiscal 2000. Amounts in both periods reflect interest earnings on the invested cash balances.

    INCOME TAXES. The Company has substantial net operating loss carryforwards, which, under the current "change of ownership" rules of the Internal Revenue Code of 1986, as amended, may be subject to substantial annual limitation. No income tax benefit was recognized for fiscal 2001 or 2000.

    NET LOSS. A net loss of $7,876,000 in fiscal 2001 compares to a net loss of $1,155,000 in fiscal 2000. The majority of the net loss in fiscal 2001 and 2000 can be attributed to internally funded research and development programs, including Phase III clinical studies associated with the local inflammation program. Approximately $6 million of fiscal 2001 operating expenses were attributed to the local inflammation program compared to approximately
$1.2 million in fiscal 2000. During both periods, net interest earnings on invested cash balances offset a loss from operations, in part.

FISCAL YEARS ENDED JUNE 30, 2000 AND 1999

    REVENUES. Product sales increased 10% to $10.6 million in fiscal 2000 from $9.6 million in fiscal 1999. The increase can be attributed primarily to continued growth in the IOGEL-TM- product line, expanded distribution efforts and increased market acceptance of iontophoresis.

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

    RESEARCH AND DEVELOPMENT EXPENSE. Research and development expenditures increased 73% to $3.2 million in fiscal 2000 from $1.9 million in fiscal 1999, reflecting the Company's investment in key internal development programs, including Phase III clinical trials for the non-invasive, site-specific delivery of dexamethasone for the treatment of acute local inflammation.

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

    LEASE ABANDONMENT CHARGE. The Company incurred a non-recurring lease abandonment charge in fiscal 2000 of $360,000 associated with the planned consolidation of its research, administrative and manufacturing operations.

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

    NET INCOME (LOSS). A net loss of $1,155,000 in fiscal 2000 compares to net income of $135,000 in fiscal 1999. Interest earnings on invested cash balances offset a loss from operations in fiscal 2000, in part. The net loss in fiscal 2000 can be attributed to internally funded research and development programs, including the Phase III clinical studies, and the leasehold abandonment charge. Net income in fiscal 1999 can primarily be attributed to the interest earnings on invested cash balances.

LIQUIDITY AND CAPITAL RESOURCES

    During fiscal 1999, the Company's operating and research activities were internally funded, primarily with the research and development revenues and license fees the Company received from Novartis. During fiscal 2001 and 2000, the Company's operating losses, which resulted primarily from investment in research and development programs, were funded largely by cash flow from its commercial operating business and its cash reserves from its initial public offering in April 1998.

    As of June 30, 2001, the Company had cash and cash equivalents totaling approximately $6.4 million. Additionally, the Company had approximately
$2.7 million of long-term restricted cash, invested in mutual funds and used to secure long-term financing. Cash in excess of immediate requirements is invested in a manner which is intended to maximize liquidity and return while minimizing investment risk, and, whenever possible, the Company seeks to minimize the potential effects of concentration of credit risk.

    The Company consumed $5,545,000 and $491,000 in cash from operating activities during fiscal 2001 and 2000, respectively, and generated $789,000 in fiscal 1999. The increased consumption of cash for operating activities in fiscal 2001 and 2000 can be attributed to the Company's investment in research and product development and the resulting net operating losses.

    Historically, the Company's operations have not been capital intensive. However, during fiscal 2001 the Company invested approximately $3.3 million for the relocation and consolidation of its research and manufacturing facilities and for new equipment to automate its manufacturing process. The Company used long-term financing agreements to fund these investments.

    As of June 30, 2001, the Company had approximately $3.7 million outstanding under these financing agreements, all of which was classified as long-term obligations. The Company intends to enter into additional financing agreements to fund the majority of its capital equipment needs during the next 12 months, but does not anticipate a significant investment in capital equipment during that time. The Company's expenditures for equipment and furniture in excess of equipment acquired under the lease agreements were $289,000, $234,000 and $189,000 in each of the fiscal years ended June 30, 2001, 2000 and 1999, respectively.

    Other sources and uses of cash during the periods included the following:
During fiscal 2001, the Company used $217,000 for payments on long-term obligations and received $45,000 in proceeds from exercise of stock options. During fiscal 2000, the Company purchased all rights to the iontophoretic intellectual property owned by Laboratories Fournier, including patented technology, know-how and a 10-year non-compete clause, at a cost of $1.4 million, including transaction expenses; used $84,000 for payments on long-tem capital lease obligations; and received $43,000 in proceeds from exercise of stock options. During fiscal 1999, the Company used $51,000 for payments on long-term capital lease obligations.

    In an effort to meet anticipated future growth and to consolidate its research and administrative functions and manufacturing operations, the Company executed a lease agreement in fiscal 2000 for an approximate 34,000 square foot facility. Accordingly, the Company recorded a non-recurring charge of $360,000 relating to the abandonment of certain facilities. The Company funded the facilities modification and consolidation with a term loan and available credit under its lease lines.

    The Company will continue to incur costs associated with its research and product development activities. During fiscal 2002, these costs will be funded internally from the Company's established commercial business; term loan and capital lease financing agreements; and from existing cash balances. The Company anticipates that its existing cash balances and cash generated from operations will be sufficient to fund the operations of the Company at least through fiscal 2002. However, the Company will be required to raise additional capital in order to sustain its present levels of investment in research and development beyond fiscal 2002. If the Company is unable to secure these additional funds through equity capital or collaborative development agreements it may be necessary to significantly reduce the Company's research and development and other investment activities from their current levels. The Company's actual capital requirements will depend on many factors, some of which are outside the Company's control.

NEW ACCOUNTING PRONOUNCEMENTS

    In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 is required to be adopted for all fiscal years beginning after December 15, 2001. Early adoption is permitted for companies with fiscal years beginning after March 15, 2001, provided that their first quarter financial statements have not been issued. The Company is continuing to evaluate the impact of this statement on its financial statements.

ADDITIONAL RISK FACTORS

    Future results could differ materially from those currently anticipated by the Company due to a number of factors, including those identified in this section and elsewhere in this Form 10-K, any of which could have a material adverse impact on the Company's business, financial condition or results of operations.

    CONTINUING OPERATING LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY. Since 1991, the Company has sustained losses in each fiscal year, except fiscal years 1999 and 1996. The Company had an accumulated deficit of $31.5 million as of June 30, 2001. The Company intends to expand its product lines, research and development, business development and marketing efforts in the near future and, therefore, does not anticipate being profitable in the near term. The Company's ability to achieve and sustain profitability will depend on its ability to achieve market acceptance, and successfully expand sales of its existing products, as well as successfully complete the development of, receive regulatory approvals for, and successfully manufacture and market, its products under development. The success of the Company's current products and products under development may also depend on the timing of new product introductions by the Company relative to its competitors and other factors.

    UNCERTAINTIES RELATED TO PRODUCT DEVELOPMENT. The Company will be required to undertake time-consuming and costly product development activities, including clinical trials, and seek regulatory approval for new applications and products. Product revenues may not be realized from the sale of any such products for several years, if at all. The Company can give no assurance that its product development efforts, either alone or in collaboration with other parties, will ever be successfully completed, that it can obtain required regulatory approvals of its products, that products under development can be manufactured at acceptable cost or with appropriate quality, or that its products can meet market needs or achieve market acceptance.

    Before seeking regulatory approval for the commercial sale of its products, the Company must demonstrate through preclinical studies and clinical trials that those products are safe and effective for use in the target indications. There can be no assurances the Company will be able to complete its clinical trials in a timely manner, if at all. The results from preclinical studies and early clinical trials may not be indicative of results the Company will obtain in large-scale testing. There can be no assurance the Company's clinical trials will demonstrate sufficient safety and efficacy to obtain requisite regulatory approvals or that those clinical trials will result in additional marketable products. The use of any product the Company develops may produce undesirable side effects that could result in the interruption, delay or suspension of clinical trials, or the failure to obtain FDA or other regulatory approval for targeted indications. If the Company's products under development are not shown to be safe and effective in clinical trials, the resulting delays in developing other compounds and conducting related preclinical testing and clinical trials, as well as the need for additional financing to complete such testing and trials, could have a material adverse effect on the Company's business, financial condition, and results of operations.

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

    The Company has previously entered into arrangements with corporate partners, licensors, licensees and other parties for the development, clinical testing, manufacture, marketing or commercialization of certain of its products or products in development. Until the Company elects to and enters into additional collaborative agreements, the Company will be required to internally fund all of its research and development expenditures. Such agreements could limit the Company's flexibility in pursuing alternatives for the development or commercialization of its products. To the extent the Company chooses not, or is not able, to establish such collaborations, it could experience significantly increased business risk and capital requirements in the development, clinical testing, manufacturing, marketing and commercialization of its products. The Company could also encounter significant delays in introducing products into markets or find that the development, manufacture or sale of proposed products in such markets is adversely affected by the absence of those collaborative arrangements.

    INTENSE COMPETITION AND RAPID TECHNOLOGICAL CHANGE. The drug delivery, pharmaceutical and biotechnology industries are highly competitive and rapidly evolving, with significant developments expected to continue at a rapid pace. Many competitors, including public and private corporations, academic institutions, governmental agencies and other public and private research organizations, are involved in the development of drug delivery systems, including competing electrotransport-related drug delivery technologies. Many of these competitors have substantially greater financial and other resources, are more experienced, and are larger, more established organizations than the Company. In addition, these competitors may offer broader product lines, have greater name recognition, and offer discounts as a competitive tactic. Accordingly, competitors may succeed in developing competing technologies, and obtaining FDA approval or gaining market share for products, more rapidly than the Company. Many of these competitors currently have drug delivery products that are approved or in development. There can be no assurance the Company's competitors will not succeed in more rapidly developing or marketing products that are more effective or commercially attractive than the Company's current or future products, or that would render the Company's products obsolete or noncompetitive. There can also be no assurance the Company will have the financial resources, technical or management expertise, or manufacturing or support capability to compete in the future.

    The first pharmaceutical product to reach the market in a therapeutic area or using a certain drug delivery technology generally obtains and maintains a significant market share relative to later entrants to the market. The Company's success will depend on its ability to maintain a competitive position and develop new products and technologies for efficient and cost effective drug delivery. There can be no assurance any of the Company's products will have advantages that will be significant enough to cause medical professionals to prefer or even use them. New drugs or further development of alternative drug delivery methods may provide greater therapeutic benefits for a specific drug or indication, or may offer comparable performance at lower cost, than that offered by the Company's products.

    RELIANCE ON THIRD PARTY DISTRIBUTION. The Company presently markets its drug delivery systems for the treatment of acute local inflammation primarily to physical therapists through a nationwide network of distributors and independent sales representatives. The Company is currently marketing its local dermal anesthesia products in the United States hospital market through a limited number of sales personnel who work directly for the Company and independent manufacturers' representatives.

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

    The Company also relies on trade secrets and other unpatented proprietary information in its product development activities. The Company seeks to protect trade secrets and proprietary knowledge in part through confidentiality agreements with its employees, consultants, advisors and collaborators. To the extent the Company relies on confidential information to maintain its competitive position, there can be no assurance other parties may not independently develop the same or similar information. These agreements may not effectively prevent disclosure of the Company's confidential information and may not provide the Company with an adequate remedy in the event of unauthorized disclosure of such information. The Company's failure to obtain or maintain patent and trade secret protection, for any reason, could have a material adverse effect on the Company's business, financial position and results of operations. Also, the effect of potential legislative changes on the Company's intellectual property is uncertain.

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

    FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING. The further development and commercialization of the Company's products and technology will require a commitment of substantial funds to conduct research and development activities, including preclinical and clinical studies, to expand distribution and hire additional sales and marketing personnel and to expand and develop manufacturing capabilities. Although the Company believes that existing cash balances and cash generated from operations will be sufficient to fund its operations for at least the next 12 months, it may be required or elect to raise additional capital before that time to fund actual capital requirements. Actual capital requirements will depend on many factors, including but not limited to, the costs and timing of research and development activities, the number and type of clinical tests required in seeking approval of products from governmental agencies, the success of the development efforts, the costs and timing of sales and marketing expansion, the extent to which existing and new products gain market acceptance, the ability to maintain existing and enter into new collaborative relationships, competing technological and market developments, the progress of distributors' commercialization efforts, the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent claims and other intellectual property rights, developments related to regulatory and third party reimbursement issues, and other factors.

    To satisfy its capital requirements, the Company may seek to raise funds through public or private financings, collaborative relationships or other arrangements. Any additional equity financing may be dilutive to shareholders and debt financing may involve significant restrictive covenants. Collaborative arrangements to raise additional funds may require the Company to relinquish its rights to certain of its technologies, products or marketing territories. There can be no assurance that any such financing, if required, will be available on terms satisfactory to the Company, if at all. Failure to raise capital when needed could have a material adverse effect on the Company's business, financial condition and results of operations.

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

    The Company's current dose controllers are manufactured under a contract with a third party electronics manufacturer. There can be no assurance that its present supplier can manufacture sufficient quantities of dose controllers that meet quality and performance standards on a timely basis. If the supplier cannot meet the Company's requirements, or in the event of an interruption of its supply, the Company would be required to identify, qualify and validate an alternate supply source within a reasonable period of time.

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

    POTENTIAL VOLATILITY OF SHARE PRICE. The market price of the Company's common shares, like that of the common shares of many other drug delivery, pharmaceutical, biotechnology, medical device and other high technology companies, is likely to be highly volatile. Factors such as fluctuations or volatility in the Company's operating results, announcements of technological innovations, results of clinical trials or new commercial products by the Company or competitors, regulatory developments in the United Sates or foreign countries, changes in the current structure of health care financing and payment systems, developments in or disputes regarding patent or other proprietary rights, general market conditions, economic and other external factors may have a significant effect on the market price of the common shares. In addition, sales of substantial amounts of common shares (including shares issuable upon exercise of outstanding options and warrants) in the public market could adversely affect the market price of the common shares. Such sales could also make it more difficult for the Company to sell equity securities or equity-related securities in the future at a time and price that the Company deems appropriate.

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

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                       CONSOLIDATED FINANCIAL STATEMENTS

                                  IOMED, INC.

                                 JUNE 30, 2001

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                  IOMED, INC.

                                                                PAGE
                                                              --------
AUDITED CONSOLIDATED FINANCIAL STATEMENTS:

Report of Independent Auditors..............................      30

Consolidated Balance Sheets at June 30, 2001 and 2000.......      31

Consolidated Statements of Operations for the Years Ended
  June 30, 2001, 2000 and 1999..............................      32

Consolidated Statements of Shareholders' Equity for the
  Years Ended June 30, 2001, 2000 and 1999..................      33

Consolidated Statements of Cash Flows for the Years Ended
  June 30, 2001, 2000 and 1999..............................      34

Notes to Consolidated Financial Statements..................   35-43

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
IOMED, Inc.

    We have audited the accompanying consolidated balance sheets of IOMED, Inc. and subsidiary as of June 30, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IOMED, Inc. and subsidiary at June 30, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

Salt Lake City, Utah
August 9, 2001

                                  IOMED, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                      JUNE 30,
                                                              -------------------------
                                                                 2001          2000
                                                              -----------   -----------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 6,436,000   $15,097,000
  Accounts receivable, less allowance for doubtful accounts
    of $74,000 in 2001 and $78,000 in 2000..................    1,283,000     1,339,000
  Inventories...............................................    1,009,000       767,000
  Prepaid expenses..........................................       78,000       119,000
                                                              -----------   -----------
    Total current assets....................................    8,806,000    17,322,000
Equipment and furniture, net................................    3,931,000       908,000
Restricted cash.............................................    2,655,000            --
Other assets................................................    1,504,000     1,686,000
                                                              -----------   -----------
    Total assets............................................  $16,896,000   $19,916,000
                                                              ===========   ===========
            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable....................................  $   916,000   $   145,000
  Accrued liabilities.......................................    2,225,000     1,338,000
  Current portion of long-term obligations..................      575,000       134,000
                                                              -----------   -----------
    Total current liabilities...............................    3,716,000     1,617,000
Long-term obligations.......................................    3,125,000       387,000
Other long-term liabilities.................................       72,000       199,000

Commitments

Shareholders' equity:
  Common shares, no par value; 100,000,000 shares
    authorized; issued and outstanding 6,544,670 shares in
    2001 and 6,527,535 shares in 2000.......................   34,636,000    34,490,000
  Convertible preferred shares, no par value; 10,000,000
    shares authorized; issued and outstanding of all series
    893,801 shares in 2001 and 2000.........................    6,881,000     6,881,000
  Accumulated deficit.......................................  (31,534,000)  (23,658,000)
                                                              -----------   -----------
    Total shareholders' equity..............................    9,983,000    17,713,000
                                                              -----------   -----------
    Total liabilities and shareholders' equity..............  $16,896,000   $19,916,000
                                                              ===========   ===========

                            See accompanying notes.

                                  IOMED, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  YEAR ENDED JUNE 30,
                                                        ---------------------------------------
                                                           2001          2000          1999
                                                        -----------   -----------   -----------
Revenues:
  Product sales.......................................  $11,203,000   $10,596,000   $ 9,608,000
  Contract research revenue, royalties and license
    fees..............................................      192,000       171,000       893,000
                                                        -----------   -----------   -----------
    Total revenues....................................   11,395,000    10,767,000    10,501,000
Operating costs and expenses:
  Cost of products sold...............................    3,807,000     3,692,000     3,961,000
  Research and development............................    7,749,000     3,210,000     1,860,000
  Selling, general and administrative.................    8,414,000     5,620,000     5,393,000
  Lease abandonment charge............................           --       360,000            --
                                                        -----------   -----------   -----------
    Total costs and expenses..........................   19,970,000    12,882,000    11,214,000
                                                        -----------   -----------   -----------
Loss from operations..................................   (8,575,000)   (2,115,000)     (713,000)
Interest expense......................................       78,000        26,000        19,000
Interest income and other, net........................      777,000       986,000       867,000
                                                        -----------   -----------   -----------
Net income (loss).....................................  $(7,876,000)  $(1,155,000)  $   135,000
                                                        ===========   ===========   ===========
Basic and diluted income (loss) per common share......  $     (1.20)  $      (.18)  $       .02

                            See accompanying notes.

                                  IOMED, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                      COMMON SHARES         CONVERTIBLE
                                 ------------------------    PREFERRED    ACCUMULATED
                                   SHARES       AMOUNT        SHARES        DEFICIT         TOTAL
                                 ----------   -----------   -----------   ------------   -----------
BALANCE AT JUNE 30, 1998.......   6,499,518   $34,408,000   $6,881,000    $(22,638,000)  $18,651,000
  Stock options exercised......       8,226         5,000           --              --         5,000
  Net income...................          --            --           --         135,000       135,000
                                 ----------   -----------   ----------    ------------   -----------
BALANCE AT JUNE 30, 1999.......   6,507,744    34,413,000    6,881,000     (22,503,000)   18,791,000
  Stock options exercised......      19,791        43,000           --              --        43,000
  Compensation related to non-
    employee stock option
    grants.....................          --        34,000           --              --        34,000
  Net loss.....................          --            --           --      (1,155,000)   (1,155,000)
                                 ----------   -----------   ----------    ------------   -----------
BALANCE AT JUNE 30, 2000.......   6,527,535    34,490,000    6,881,000     (23,658,000)   17,713,000
  Stock options exercised......      17,135        45,000           --              --        45,000
  Compensation related to non-
    employee stock option
    grants.....................          --       101,000           --              --       101,000
  Net loss.....................          --            --           --      (7,876,000)   (7,876,000)
                                 ----------   -----------   ----------    ------------   -----------
BALANCE AT JUNE 30, 2001.......   6,544,670   $34,636,000   $6,881,000    $(31,534,000)  $ 9,983,000
                                 ==========   ===========   ==========    ============   ===========

                            See accompanying notes.

                                  IOMED, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED JUNE 30,
                                                        ---------------------------------------
                                                           2001          2000          1999
                                                        -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss).....................................  $(7,876,000)  $(1,155,000)  $   135,000
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation and amortization.......................      747,000       380,000       407,000
  Provision for doubtful accounts.....................       24,000            --        24,000
  Other non-cash charges..............................      159,000        34,000        30,000
  Lease abandonment charge............................           --       360,000            --
  Changes in operating assets and liabilities:
    Accounts receivable...............................       32,000       (47,000)      225,000
    Inventories.......................................     (242,000)       15,000        94,000
    Prepaid expenses..................................       41,000      (120,000)       10,000
    Trade accounts payable............................      771,000       (92,000)     (389,000)
    Accrued expenses and other liabilities............      799,000       134,000       253,000
                                                        -----------   -----------   -----------
Net cash provided by (used in) operating activities...   (5,545,000)     (491,000)      789,000

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment and furniture..................     (289,000)     (234,000)     (189,000)
Purchase of intangible assets.........................           --    (1,400,000)           --
                                                        -----------   -----------   -----------
Net cash used in investing activities.................     (289,000)   (1,634,000)     (189,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common shares...............       45,000        43,000         5,000
Restricted cash used to secure long-term
  obligations.........................................   (2,655,000)           --            --
Payments on long-term obligations.....................     (217,000)      (84,000)      (51,000)
                                                        -----------   -----------   -----------
Net cash used in financing activities.................   (2,827,000)      (41,000)      (46,000)
                                                        -----------   -----------   -----------
Net increase/(decrease) in cash and cash
  equivalents.........................................   (8,661,000)   (2,166,000)      554,000
Cash and cash equivalents at beginning of year........   15,097,000    17,263,000    16,709,000
                                                        -----------   -----------   -----------
Cash and cash equivalents at end of year..............  $ 6,436,000   $15,097,000   $17,263,000
                                                        ===========   ===========   ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest................................  $    78,000   $    26,000   $    19,000
Cash paid for income taxes............................  $        --   $        --   $        --

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES
Purchase of equipment under long-term obligations.....  $ 3,338,000   $   419,000   $        --
Write-off of fixed assets against lease abandonment
  accrual.............................................  $    39,000   $        --   $        --

                            See accompanying notes.

                                  IOMED, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

    IOMED, Inc., a Utah corporation (the "Company"), is a specialty pharmaceutical company focused on satisfying substantial unmet medical needs in large pharmaceutical markets. Presently, the Company is concentrating the majority of its research and development efforts in ophthalmics, where it seeks to pioneer the non-invasive treatment of age-related macular degeneration and posterior uveitis through the development of proprietary ophthalmic pharmaceutical systems to deliver therapeutics to the back of the eye. The Company is funded, in part, by an established business engaged in the manufacture and sale of iontophoretic pharmaceutical systems primarily used to treat acute local inflammation in the sports and occupational medicine and physical therapy markets.

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

CASH EQUIVALENTS

    The Company considers all highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents, including $350,000 restricted to secure the current portion of long-term obligations (see note 4).

CONCENTRATIONS OF CREDIT RISK

    The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents and trade accounts receivable. Cash and cash equivalents are held in federally insured financial institutions or invested in high-grade short-term commercial paper issued by major United States corporations. The Company sells its products primarily to, and has trade accounts receivable with, independent durable medical equipment dealers in the United States and abroad. Less than 10% of product sales are to foreign customers. As a general policy, collateral is not required for accounts receivable; however, the Company maintains an allowance for losses based upon expected collections of accounts receivable. Additionally, customers' financial condition and credit worthiness are regularly evaluated and historical losses have not been material. Sales to one customer accounted for approximately 18%, 16% and 15% of the Company's product sales for the years ended June 30, 2001, 2000 and 1999. At June 30, 2001, 2000 and 1999, amounts due from such customer accounted for approximately 14%, 14% and 18% of trade receivables, all of which was current. The Company considers credit risk from concentrations of trade accounts receivable to be low.

                                  IOMED, INC.

REVENUE RECOGNITION

    Revenues on product sales are generally recognized upon shipment against a customer order. The Company recognizes revenue from contract research based on qualifying expenditures. Revenues from royalty and license agreements are recognized as earned, during the term of the agreement.

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

INVENTORIES

    Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventories consist of the following:

                                                              JUNE 30,
                                                        ---------------------
                                                           2001        2000
                                                        ----------   --------
Raw materials.........................................  $  688,000   $441,000
Work-in-progress......................................      40,000     24,000
Finished goods........................................     281,000    302,000
                                                        ----------   --------
                                                        $1,009,000   $767,000
                                                        ==========   ========

EQUIPMENT AND FURNITURE

    Equipment and furniture are stated at cost. Depreciation and amortization is computed using the straight-line method over estimated useful lives of three to five years. Leasehold improvements are amortized over the term of the lease or the useful life of the improvements, whichever is shorter. Equipment and furniture consist of the following:

                                                             JUNE 30,
                                                     -------------------------
                                                        2001          2000
                                                     -----------   -----------
Manufacturing equipment............................  $ 1,673,000   $ 1,199,000
Office and research and development equipment......    1,889,000     1,868,000
Leasehold improvements.............................    2,736,000       736,000
                                                     -----------   -----------
                                                       6,298,000     3,803,000
Less accumulated depreciation and amortization.....   (2,367,000)   (2,895,000)
                                                     -----------   -----------
                                                     $ 3,931,000   $   908,000
                                                     ===========   ===========

                                  IOMED, INC.

LONG LIVED ASSETS

    The estimated useful lives and recorded values of all long lived assets are periodically reviewed by management and adjusted to reflect any change in anticipated lives or impairment in value, in accordance with Statement of Financial Accounting Standards No. 121.

INTANGIBLE ASSETS

    At June 30, 2001, intangible assets totaling $1,362,000, net of accumulated depreciation totaling $252,000, are included in other assets and consist of rights to certain patents, trademarks, non-compete agreements, and other intellectual property. Such assets are being amortized on a straight-line basis over the estimated useful lives of the individual assets, ranging from five to seventeen years.

STOCK OPTIONS

    The Company has elected to follow Accounting Principles Board Opinion
No. 25--ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES (APB 25) and related interpretations in accounting for its employee stock options rather than adopting the alternative fair value accounting provided for under FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (SFAS 123). Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying shares on the date of grant, the Company does not recognize any compensation expense.

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

EARNINGS (LOSS) PER SHARE

    The Company's net income (loss) per share has been calculated in accordance with SFAS No. 128--EARNINGS PER SHARE and, accordingly, includes a computation of both basic and diluted earnings per share. Net income (loss) as presented in the statements of operations represents the numerator used in computing earnings per share and the following table sets forth the computation of the weighted average shares used in determining basic and diluted earnings per share:

                                                           2001       2000       1999
                                                         --------   --------   --------
                                                                 (IN THOUSANDS)
Denominator for basic earnings per share -- weighted
  average shares.......................................   6,541      6,513      6,503
Dilutive securities: preferred stock, convertible debt,
  warrants and stock options...........................      --         --        926
                                                          -----      -----      -----
Denominator for diluted earnings per share -- adjusted
  weighted average shares and assumed conversions......   6,541      6,513      7,429
                                                          =====      =====      =====

    At June 30, 2001, the following securities were outstanding but were not included in the computation of diluted earnings per share due to their anti-dilutive effect: options to purchase 1,411,463 common shares at a weighted average exercise price of $3.74 per share; warrants to purchase 339,792 common shares at a weighted average price of $13.70 per share; and 893,801 Series D Convertible Preferred Shares convertible on a share-for-share basis into common stock.

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

NEW ACCOUNTING PRONOUNCEMENTS

    In July 2001, the FASB issued SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS" which addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 is required to be adopted for all fiscal years beginning after December 15, 2001. Early adoption is permitted for companies with fiscal years beginning after March 15, 2001, provided that their first quarter financial statements have not been issued. The Company is evaluating the impact of this statement on its financial statements.

2.  RESTRICTED CASH

    The Company maintains an interest bearing money market account with a lending bank, $2,655,000 of which is being held as a compensating balance under a long-term obligation (see note 4) and is restricted as to withdrawal. The restricted cash balance requirement decreases over the life of the obligation as payments are made.

3.  ACCRUED LIABILITIES

    Accrued liabilities consist of the following:

                                                              JUNE 30,
                                                       -----------------------
                                                          2001         2000
                                                       ----------   ----------
Payroll and related benefits.........................  $  416,000   $  585,000
Professional fees....................................      98,000      219,000
Lease and other obligations on abandoned
  facilities.........................................     201,000      264,000
Product development obligations......................   1,159,000           --
Prepaid contract revenue.............................     175,000           --
Other................................................     176,000      270,000
                                                       ----------   ----------
                                                       $2,225,000   $1,338,000
                                                       ==========   ==========

    Product development obligations are expenses incurred prior to June 30, 2001, relating to clinical research, product development, and pre-marketing activities associated with the Company's product development program for the treatment of acute local inflammation. Included in this amount is approximately $300,000 of employee severance costs relating to the termination of 5 individuals pursuant to the Company's decisions to suspend further development activities in the acute local inflammation program.

                                  IOMED, INC.

4.  COMMITMENTS

OPERATING LEASES

    The Company leases space and certain equipment under noncancellable operating lease agreements that expire at various dates through April 2006. Rental expense for such leases was $405,000, $227,000 and $248,000 for the years ended June 30, 2001, 2000 and 1999, respectively. It is generally expected that, in the normal course of business, operating leases that expire will be renewed or replaced by other leases with similar terms. Future minimum lease payments under noncancellable operating leases at June 30, 2001, were $1,747,000. These obligations mature as follows: fiscal 2002--$426,000; fiscal 2003--$376,000; fiscal 2004--$332,000; fiscal 2005--$333,000; and fiscal 2006--$280,000.

    In order to consolidate its research, administrative and manufacturing operations, the Company entered into a lease agreement for a new facility in fiscal 2000 and recorded a net non-recurring lease abandonment charge of $360,000 and accrued the associated non-cancelable abandoned lease and other obligations. At June 30, 2001 and 2000, the Company recorded $72,000 and $199,000 of lease obligations on the abandoned facility with terms in excess of one year as other long-term liabilities. All other obligations associated with the abandonment are considered current and are recorded as accrued liabilities.

LONG-TERM OBLIGATIONS

    The Company has acquired various equipment and furniture under capital lease agreements. The capitalized cost of such equipment was $1,379,000 and $713,000 and accumulated amortization was $298,000 and $152,000 at June 30, 2001 and 2000, respectively. Under these capital lease agreements, the Company is required to meet certain financial covenants.

    The Company refinanced $2.7 million of capital lease obligations into a term loan, collateralized by the underlying assets, restricted cash and cash, with a fixed rate of 6.82%, payable in 84 monthly installments of $40,519 maturing April 2008. At June 30, 2001, the outstanding balance was $2,650,000. Payments of approximately $486,000 are due within one year, of which $315,000 is principal reduction.

    The carrying values of the long-term obligations approximate fair values as the interest rates on these long-term obligations approximate market rates of interest. Future minimum payments under long-term obligations consisted of the following at June 30, 2001:

2002........................................................  $  833,000
2003........................................................     769,000
2004........................................................     766,000
2005........................................................     723,000
2006........................................................     610,000
Thereafter..................................................     892,000
                                                              ----------
Total minimum payments......................................   4,593,000
Amounts representing interest...............................    (893,000)
                                                              ----------
Present value of net minimum payments.......................   3,700,000
Less current portion of long-term obligations...............    (575,000)
                                                              ----------
Non-current portion of long-term obligations................  $3,125,000
                                                              ==========

                                  IOMED, INC.

ROYALTY AGREEMENTS

    The Company is the licensee under royalty agreements, which provide for the payment of royalties to the licensor based upon net sales of the products under royalty. Royalty expense in each of the three years in the period ended
June 30, 2001 was not material.

5.  SHAREHOLDERS' EQUITY

WARRANTS

    The Company has issued five warrants, which entitle the holders thereof to acquire common shares of the Company. In April 1998, the Company issued a warrant to Everen Securities to acquire up to 170,000 shares for an initial exercise price of $9.38 per share. In November 1997, the Company issued a warrant to Novartis Pharmaceuticals Corporation ("Novartis") to acquire up to 18,750 shares for an exercise price of $21.60 per share. In March 1997, the Company issued a warrant to Elan to acquire up to 104,167 shares for an exercise price of $21.60 per share. In December 1996, the Company issued a warrant to the Alliance of Children's Hospitals, Inc. to acquire up to 44,792 shares for an exercise price of $8.88 per share. In June 1995, the Company issued a warrant to the Silicon Valley Bank to acquire up to 2,083 shares for an exercise price of $4.80 per share. The warrants expire in April 2003, November 2002, April 2002, December 2003, and June 2002, respectively. At June 30, 2000, the Company had 339,792 shares of its authorized, unissued common shares reserved for issuance pursuant to these warrant obligations.

STOCK OPTIONS

    The Company has adopted and approved two incentive compensation plans. The Company's 1988 Stock Option Plan was approved by the shareholders in November 1988 and the Company's 1997 Share Incentive Plan was approved by the shareholders in November 1997. The 1988 Stock Option Plan expired in
August 1998 and no further grants were made under the Plan following the adoption of the 1997 Share Incentive Plan. In general, options granted vest over zero to five years. A summary of the activity under the Plans during each of the three years ended June 30, 2001, is as follows:

                                                            OUTSTANDING STOCK OPTIONS
                                                 SHARES     -------------------------     WEIGHTED-
                                                AVAILABLE   NUMBER OF     PRICE PER        AVERAGE
                                                FOR GRANT     SHARES        SHARE       EXERCISE PRICE
                                                ---------   ----------   ------------   --------------
Balance at June 30, 1998......................  1,308,400     331,337    $.72-$9.00          $4.96
  Options granted.............................   (540,000)    540,000    $2.25-$2.63         $2.28
  Options exercised...........................         --      (8,226)      $.72             $ .72
  Options canceled............................      1,000     (20,734)   $.72-$9.00          $6.41
                                                ---------   ---------    -----------         -----
Balance at June 30, 1999......................    769,400     842,377    $.72-$9.00          $3.25
  Options granted.............................   (418,500)    418,500    $2.25-$3.88         $3.50
  Options exercised...........................         --     (19,791)      $2.16            $2.16
  Options canceled............................      5,500     (20,666)   $.72-$8.88          $4.52
                                                ---------   ---------    -----------         -----
Balance at June 30, 2000......................    356,400   1,220,420    $.72-$9.00          $3.33
  Additional authorization....................  1,500,000
  Options granted.............................   (362,500)    362,500    $3.75-$6.50         $5.14
  Options exercised...........................         --     (17,135)   $.72-$3.60          $2.63
  Options canceled............................    115,227    (154,322)   $2.16-$8.88         $3.90
                                                ---------   ---------    -----------         -----
Balance at June 30, 2001......................  1,609,127   1,411,463    $2.16-$9.00         $3.74
                                                =========   =========    ===========         =====

                                  IOMED, INC.

The weighted average fair value of options granted in the years ended June 30, 2001, 2000 and 1999, was $3.44, $2.26 and $2.06, respectively. Additional information regarding the options outstanding at June 30, 2001 follows:

                    OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
------------------------------------------------------------   ----------------------
                                       WEIGHTED
                                        AVERAGE     WEIGHTED                 WEIGHTED
      RANGE OF                         REMAINING    AVERAGE                  AVERAGE
      EXERCISE            NUMBER      CONTRACTUAL   EXERCISE     NUMBER      EXERCISE
       PRICES           OUTSTANDING      LIFE        PRICE     EXERCISABLE    PRICE
---------------------   -----------   -----------   --------   -----------   --------
     $2.16-$2.63           628,825        7.55       $2.30       355,808      $2.30
     $3.60-$4.80           567,878        6.86       $4.23       284,636      $4.36
     $6.50-$9.00           214,760        7.64       $6.69       138,654      $6.74
     -----------         ---------       -----       -----       -------      -----
     $2.16-$9.00         1,411,463        7.29       $3.74       779,098      $3.84
     ===========         =========       =====       =====       =======      =====

    Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. Had compensation cost for the Company's employee stock options been determined consistent with the methodology prescribed under SFAS 123, the Company's net loss and loss per share would have been increased by approximately $680,000 and $378,000, or $.10 and $.06 per common share in fiscal 2001 and 2000, respectively. The effect on the Company's pro forma results for fiscal year 1999 was not material (less than $.01 per share). The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2001, 2000 and 1999, respectively: risk-free interest rates of 5.5%, 6.5% and 5.6%; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of 0.74, 0.63 and 1.42; and a weighted-average expected life of the option of 6 years.

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. In management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options because the Company's employee stock options have characteristics different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate.

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. Because the effect of SFAS 123 is prospective, the initial impact on pro forma net income (loss) may not be representative of compensation expense in future years.

    In accordance with EITF 96-18, the Company accounts for stock options issued to non-employees at fair value. The value of the stock options is amortized to expense over the vesting period. The Company has issued stock options to certain non-employees and recognized related compensation expense of $101,000 and $34,000 during the fiscal years ended June 30, 2001 and 2000.

SERIES D CONVERTIBLE PREFERRED SHARES

    The Series D preferred shares are convertible at the option of the holder, Elan Corporation, plc, into common shares, on a share-for-share basis, subject to adjustment for certain corporate transactions. Further, the Series D preferred shares are non-redeemable, non-voting and have no

                                  IOMED, INC.

dividend, liquidation or similar preferences over common shares but are entitled to a pro rata share of any such distribution as if the Series D preferred shares had been converted into common shares.

6.  EMPLOYEE BENEFIT PLAN

    The Company has established a 401(k) savings plan for its full-time employees and makes a matching contribution based on a percentage of the contributions of participating employees. The Company contributed approximately $91,000, $63,000 and $20,000 for the years ended June 30, 2001, 2000 and 1999.

7.  RESEARCH & DEVELOPMENT

    In July 1995, the Company entered into a research and development agreement with Novartis, a Swiss pharmaceutical company, to evaluate the feasibility of delivering certain Novartis compounds using the Company's iontophoretic drug delivery technologies. The term of the research and development agreement ended on December 31, 1998, and Novartis did not renew the agreement beyond that date. Research funding payments and license fees paid pursuant to the agreement with Novartis totaled $716,000 in the fiscal year ended June 30, 1999.

8.  INCOME TAXES

    Deferred taxes result from differences in the carrying value of various assets and liabilities between income tax reporting and financial reporting purposes. These differences arise from differing depreciation methods, and other reserves that are deductible in different periods for tax and financial reporting purposes.

    The approximate tax effect of temporary differences, net operating loss carryforwards and tax credit carryforwards as of June 30, 2001 and 2000, is as follows:

                                                        2001          2000
                                                    ------------   -----------
Deferred tax assets:
  Net operating loss carryforwards................  $  6,565,000   $ 3,115,000
  Book in excess of tax depreciation..............       321,000       235,000
  Book in excess of tax amortization..............     4,073,000     4,401,000
  Tax credit carryforwards........................       903,000       516,000
  Reserves........................................       403,000       473,000
                                                    ------------   -----------
Total deferred tax assets.........................    12,265,000     8,740,000
Valuation allowance...............................   (12,265,000)   (8,740,000)
                                                    ------------   -----------
Net deferred tax assets...........................  $         --   $        --
                                                    ============   ===========

    There were no significant deferred tax liabilities in 2001 or 2000. The valuation allowance increased by $3,525,000 during the fiscal year.

    There were no net deferred income tax provisions in any of the years presented. The Company recorded no current federal or state income tax provision for fiscal 2001, 2000 and 1999.

                                  IOMED, INC.

    The reconciliation of income taxes at the statutory United States federal income tax rate and the Company's effective income expense attributable to continuing operations is as follows:

                                                                2001        2000        1999
                                                              --------    --------    --------
Tax at U.S. statutory rates.................................   (34.0)%     (34.0)%      34.0 %
State tax, net of federal tax benefit.......................    (3.3)       (3.3)        3.3
Credits.....................................................    (4.9)        0.0         0.0
Non-deductible interest and other expenses..................     0.8         1.5        22.7
Effect of deferred tax valuation adjustments................    41.4        35.8       (60.0)
                                                               -----       -----       -----
Effective income tax rate (percentage)......................      --%         --%         --%
                                                               =====       =====       =====

    As of June 30, 2001, the Company had approximately $16,479,000 and $12,670,000 in federal and state net operating loss carryforwards, respectively, and $903,000 in federal tax credit carryforwards, that expire from 2003 through 2021. Utilization of the Company's net operating loss and credit carryforwards is limited to the future taxable income of the Company. Under the "change of ownership" provisions of the Internal Revenue Code, utilization of these net operating loss and credit carryforwards may be subject to an annual limitation.

9.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                   FIRST        SECOND         THIRD        FOURTH
                                  QUARTER       QUARTER       QUARTER       QUARTER        TOTAL
                                 ----------   -----------   -----------   -----------   -----------
FISCAL 2001
  Product sales................  $2,763,000   $ 2,778,000   $ 2,760,000   $ 2,902,000   $11,203,000
  Gross profit.................   1,846,000     1,834,000     1,768,000     1,948,000     7,396,000
  Loss from operations.........    (671,000)   (1,638,000)   (2,437,000)   (3,829,000)   (8,575,000)
  Net loss.....................    (439,000)   (1,410,000)   (2,263,000)   (3,764,000)   (7,876,000)

  Loss per share...............  $    (0.07)  $     (0.22)  $     (0.35)  $     (0.57)  $     (1.20)

FISCAL 2000
  Product sales................  $2,532,000   $ 2,643,000   $ 2,561,000   $ 2,860,000   $10,596,000
  Gross profit.................   1,608,000     1,738,000     1,670,000     1,888,000     6,904,000
  Loss from operations.........    (312,000)     (424,000)     (452,000)     (927,000)   (2,115,000)
  Net loss.....................     (91,000)     (174,000)     (214,000)     (676,000)   (1,155,000)

  Loss per share...............  $    (0.01)  $     (0.03)  $     (0.03)  $     (0.11)  $     (0.18)

10.  CONTINGENCIES

    The Company is subject to various claims and legal proceedings covering matters that arise in the ordinary course of its business activities. Management believes any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the Company's consolidated financial position, operating results, or cash flows.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    The information required by this item is included under "Election of Directors," "The Board of Directors and Committees," and "Executive Officers" in the Company's Proxy Statement to be filed in connection with its Annual Meeting of Shareholders, to be held on November 13, 2001, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item is included under "Compensation of Directors and Executive Officers" in the Company's Proxy Statement to be filed in connection with its Annual Meeting of Shareholders, to be held on November 13, 2001, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is included under "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement to be filed in connection with its Annual Meeting of Shareholders, to be held on November 13, 2001, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is included under "Certain Relationships and Related Transactions" in the Company's Proxy Statement to be filed in connection with its Annual Meeting of Shareholders, to be held on November 13, 2001, and is incorporated herein by reference.

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

       4.1*             Reference is made to Exhibit 3.1

       4.2*             Specimen of Common Share Certificate

       4.3***           1988 Stock Option Plan of the Company

       4.4***           1997 Share Incentive Plan of the Company

      10.1*             Lease between the Company and Hayter Properties, Inc., dated
                        September 1, 1997

NUMBER                                          DESCRIPTION
------                                          -----------
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

      10.19*            Agreement between the Company and Laboratoires Fournier
                        S.C.A., dated February 20, 1996

      10.20*            Agreement between the Company and ALZA Corporation, dated
                        July 28, 1993

      10.21*            Supply Agreement between the Company and Abbot Laboratories,
                        Inc., dated April 27, 1993

      10.22*            Stock Purchase Agreement between the Company and The CIT
                        Group/Venture Capital, Inc., dated March 8, 1993

      10.23* Stock Purchase Agreement between the Company and certain investors, dated February 19, 1993

NUMBER                                          DESCRIPTION
------                                          -----------
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

      10.31*            Supply Agreement between the Company and Luitpold
                        Pharmaceuticals, Inc./American Regent Laboratories, Inc.
                        dated December 4, 1994

      10.32****         Lease between the Company and NP#2, dated May 22, 2000

      11.1*****         Statement re computation of earnings per share

      21.1*             Schedule of Subsidiaries

      23.1#             Consent of Ernst & Young LLP, Independent Auditors

------------------------

* Filed by the Company as an exhibit to the Form S-1 Registration Statement on April 23, 1998.

** Filed by the Company as an exhibit to the Annual Report on Form 10-K on September 28, 1998.

*** Filed by the Company as an exhibit to the Form S-8 Registration Statement on February 9, 2000

****Filed by the Company as an exhibit to the Annual Report on Form 10-K on September 28, 2000.

*****Information included in consolidated financial statements.

#  Filed herewith.

REPORTS ON FORM 8-K

DATE            ITEM REPORTED
----            -------------
May 1, 2001     The Registrant's May 1, 2001 press release announcing that based on preliminary analysis, the confirmatory phase III
                clinical study for its G-II product, formerly called
                ProDex-TM-, did not meet the primary endpoints in the
                treatment of epicondylitis.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       IOMED, INC.

Date: September 25, 2001                               By:  /s/ JAMES R. WEERSING
                                                            -----------------------------------------
                                                            James R. Weersing
                                                            President and Chief Executive Officer

Date: September 25, 2001                               By:  /s/ ROBERT J. LOLLINI
                                                            -----------------------------------------
                                                            Robert J. Lollini
                                                            Vice President, Finance and
                                                            Chief Financial Officer

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

                      SIGNATURE                                 CAPACITY                   DATE
                      ---------                                 --------                   ----
                 /s/ PETER J. WARDLE
     -------------------------------------------       Chairman                     September 25, 2001
                   Peter J. Wardle

                /s/ JAMES R. WEERSING
     -------------------------------------------       Director                     September 25, 2001
                  James R. Weersing

               /s/ JOHN W. FARA, PH.D.
     -------------------------------------------       Director                     September 25, 2001
                 John W. Fara, Ph.D.

                /s/ MICHAEL T. SEMBER
     -------------------------------------------       Director                     September 25, 2001
                   Michael Sember

                /s/ STEVEN P. SIDWELL
     -------------------------------------------       Director                     September 25, 2001
                  Steven P. Sidwell

                   /s/ WARREN WOOD
     -------------------------------------------       Director                     September 25, 2001
                     Warren Wood

                                 EXHIBIT INDEX

       NUMBER           DESCRIPTION                                                     PAGE
---------------------   -----------                                                   --------
        23.1            Consent of Ernst & Young LLP, Independent Auditors               49