Form 10-Q
period 2001-09-30
IOMED INC
filed 2001-11-09
CIK 1041652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

or

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission File Number: 0-14059

IOMED, Inc.

(Exact name of registrant as specified in its charter)

Utah	87-0441272
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2441 South 3850 West, Salt Lake City, Utah	84120
(Address of principal executive offices)	(Zip Code)

(801) 975-1191

(Registrant’s telephone number, including area code)

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☒ Yes ☐ No.

                Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of October 31, 2001:

Classes of Common Stock

Number of shares outstanding

Common Stock, no par value	6,544,670

IOMED, Inc.

INDEX TO FORM 10-Q

PART I -- FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Condensed Consolidated Balance Sheets -- September 30, 2001 and June 30, 2001

Condensed Consolidated Statements of Operations -- Three months ended September 30, 2001 and 2000

Condensed Consolidated Statements of Cash Flows -- Three months ended September 30, 2001 and 2000

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosure about Market Risk
Not applicable

PART II - OTHER INFORMATION

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

IOMED, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30, 2001		June 30, 2001
Current assets:	(unaudited	)
Cash and cash equivalents	$4,115,000		$6,436,000
Accounts receivable	1,409,000		1,283,000
Inventories	1,188,000		1,009,000
Prepaid expenses	119,000		78,000
Total current assets	6,831,000		8,806,000

Equipment and furniture, net	3,707,000		3,931,000
Restricted cash	2,563,000		2,655,000
Other assets	1,455,000		1,504,000

Total assets	$14,556,000		$16,896,000

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Trade accounts payable	$216,000		$916,000
Accrued liabilities	1,339,000		2,225,000
Current portion of long-term obligations	572,000		575,000
Total current liabilities	2,127,000		3,716,000

Long-term obligations	2,971,000		3,125,000
Other long-term liabilities	41,000		72,000

Commitments

Shareholders' equity
Common shares	34,639,000		34,636,000
Convertible preferred shares	6,881,000		6,881,000
Accumulated deficit	(32,103,000)		(31,534,000)
Total shareholders' equity	9,417,000		9,983,000

Total liabilities and shareholders' equity	$14,556,000		$16,896,000

See accompanying notes.

IOMED, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2001	2000
Revenues:	(unaudited )
Product sales	$2,513,000	$2,763,000
Contract research revenue, royalties and license fees	393,000	57,000
Total revenues	2,906,000	2,820,000

Operating costs and expenses:
Cost of products sold	902,000	917,000
Research and development	1,014,000	879,000
Selling, general and administrative	1,562,000	1,695,000
Total costs and expenses	3,478,000	3,491,000

Loss from operations	(572,000)	(671,000)

Interest expense	75,000	12,000
Interest income and other, net	78,000	244,000

Net loss	$(569,000)	$(439,000)

Basic and diluted loss per common share	$(0.09)	$(0.07)

See accompanying notes.

IOMED, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,
	2001	2000
Cash flows from operating activites	(unaudited)
Net loss	$(569,000)	$(439,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	296,000	129,000
Other non-cash charges	3,000	2,000
Changes in operating assets and liabilities:
Accounts receivable	(126,000)	71,000
Inventories	(179,000)	(19,000)
Prepaid expenses	(41,000)	45,000
Trade accounts payable	(700,000)	140,000
Other accrued liabilities	(917,000)	(386,000)
Net cash used in operating activities	(2,233,000)	(457,000)

Cash flows from investing activities
Purchases of equipment and furniture	(23,000)	(207,000)

Cash flows from financing activities
Proceeds from exercise of stock options	-	41,000
Change in restricted cash balance	92,000	-
Payments on long-term obligations	(157,000)	(48,000)
Net cash used in financing activities	(65,000)	(7,000)

Net decrease in cash and cash equivalents	(2,321,000)	(671,000)

Cash and cash equivalents at beginning of period	6,436,000	15,097,000

Cash and cash equivalents at end of period	$4,115,000	$14,426,000

Non-cash activities:
Purchase of equipment under long-term obligations	$-	$101,000

See accompanying notes.

IOMED, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.             Summary of Significant Accounting Policies

                Description of Business

                                IOMED, Inc., a Utah corporation (the “Company”), is a specialty pharmaceutical company focused on satisfying unmet medical needs in large pharmaceutical markets.  Presently, the Company is concentrating a majority of its research and development efforts in ophthalmics, where it seeks to pioneer the non-invasive treatment of age-related macular degeneration and posterior uveitis through the development of proprietary ophthalmic pharmaceutical systems to deliver therapeutics to the back of the eye.  The Company is funded, in part, by an established business engaged in the manufacture and sale of iontophoretic pharmaceutical systems primarily used to treat acute local inflammation in the sports and occupational medicine and physical therapy markets.

                Basis of Presentation

                                In the opinion of management, the accompanying condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2001, and the results of its operations and cash flows for the interim periods ended September 30, 2001 and 2000.  The operating results for the interim periods are not necessarily indicative of the results for a full year.  Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been condensed or omitted.  Therefore, these statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended June 30, 2001, included in the Company’s Annual Report on Form 10-K, dated September 28, 2001.

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

                                Net loss as presented in the condensed consolidated statements of operations represents the numerator used in computing both basic and diluted loss per share and the following table sets forth the computation of the weighted average shares representing the denominator used in determining basic and diluted loss per share:

	2001	2000
	(in thousands)
Denominator for basic loss per share -- weighted average shares outstanding	6,545	6,531
Dilutive securities: preferred stock and certain stock options	-	-
Denominator for diluted loss per share -- adjusted weighted average shares outstanding and assumed conversions	6,545	6,531

1.             Summary of Significant Accounting Policies (continued)

                                At September 30, 2001, the following potentially dilutive securities were outstanding but were not included in the computation of diluted loss per share due to their anti-dilutive effect:  options to purchase approximately 1,523,674 common shares at a weighted average exercise price of $3.74 per share; warrants to purchase 339,792 common shares at a weighted average price of $13.70 per share; and 893,801 convertible Series D preferred shares convertible on a share-for-share basis into common stock.

2.             Inventories

                                Inventories are stated at the lower of cost or market.  Cost is determined using the first-in, first-out method.  Inventories consisted of the following at September 30, 2001 and June 30, 2001:

September 30, 2001

		June 30, 2001
Raw materials	$824,000	$688,000
Work-in-progress	55,000	40,000
Finished goods	309,000	281,000
	$1,188,000	$1,009,000

3.             Restricted Cash

                The Company maintains an interest bearing money market account with a lending bank, $2,563,000 of which is being held as a compensating balance under a long-term obligation and is restricted as to withdrawal.  Included in cash and cash equivalents is $356,000 restricted to secure the current portion of the long-term obligation.  The restricted cash balance requirement decreases over the life of the obligation as payments are made.

4.             Commitments

                The Company has entered into agreements with various lending institutions to provide financing for the Company’s investments in capital equipment and facilities modifications and consolidation.  As of September 30, 2001, the Company had approximately $3,543,000 outstanding under these agreements, $2,971,000 of which was classified as long-term obligations.

5.             Subsequent Event

                On November 2, 2001, the Company announced the implementation of cost reduction measures, dictated by current economic conditions, designed to stabilize its cost structure, including the reduction of its cash burn rate.  The Company has scaled back research and development activities, including a 20% reduction in total headcount and a deceleration of the ophthalmic pharmaceutical development program.   Accordingly, the Company expects to record a non-recurring charge in the second quarter for certain involuntary employee termination benefits.  The Company is currently in the process of calculating the charge.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes thereto included elsewhere in this Report.  The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties.  The Company’s actual results of operations could differ significantly from those anticipated in such forward-looking statements as a result of numerous factors including those discussed herein.  Additional risks and uncertainties are described in the Company’s most recent Annual Report on Form 10-K for its fiscal year ended June 30, 2001.  This discussion should be read in conjunction with such report, copies of which are available upon request.

Overview

The Company is a specialty pharmaceutical company focused on satisfying unmet medical needs in large pharmaceutical markets.  Presently, the Company is concentrating a majority of its research and development efforts in ophthalmics, where it seeks to pioneer the non-invasive treatment of age-related macular degeneration and posterior uveitis through the development of proprietary ophthalmic pharmaceutical systems to deliver therapeutics to the back of the eye.  The majority of the Company's revenues have been generated through the sale of its Phoresor system and related products into the physical therapy market for use in the treatment of acute local inflammation.  Since its inception, the Company has generally incurred operating losses and it expects to incur additional operating losses over the next several years as a result of anticipated costs associated with internally funded research and development activities relating to new applications for its iontophoretic drug delivery technologies.  As of September 30, 2001, the Company's accumulated deficit was approximately $32.1 million.  The Company's ability to achieve and sustain profitability will depend on its ability to achieve market acceptance and successfully expand sales of its existing products and successfully complete the development of, receive regulatory approvals for, and successfully manufacture and market its products under development, as to which there can be no assurance.

                The Company’s results of operations may vary significantly from quarter to quarter and depend on the signing of new product development agreements, the timing of contract research revenues and milestone payments made by collaborative partners, the progress of clinical trials, product sales levels and costs associated with manufacturing processes, as well as other factors.  The timing of the Company’s research and development revenues may not match the timing of the associated expenses.  The amount of revenue in any given period is not necessarily indicative of future revenue.

Results of Operations

Three Months Ended September 30, 2001 and 2000

                Revenues.  Product sales decreased 9% to $2,513,000 in the three months ended September 30, 2001, from $2,763,000 in the three months ended September 30, 2000.  The decrease is attributable to the shortage of dexamethasone sodium phosphate, an anti-inflammatory drug often used with the Company’s Iogel™ and related iontophoretic drug delivery products.  This shortage dampened sales growth beginning in the second half of fiscal 2001, which negatively impacted sales backlog at June 30, 2001.  The Company believes that the long-term effects of this drug shortage have since been mitigated.

                Contract research revenues, royalties and license fees increased to $393,000 in the three months ended September 30, 2001, from $57,000 in the three months ended September 30, 2000.  The increase reflects the recognition of $350,000 in contract research revenue resulting from a one-time payment for work performed under the collaborative agreement with Santen Pharmaceuticals Co., LTD.

                Costs of Products Sold.  Costs of products sold decreased to $902,000 in the three months ended September 30, 2001, from $917,000 in the three months ended September 30, 2000. Gross margin on product sales decreased to 64% in the current quarter compared to 67% in the prior period quarter.  The Company experienced downward pressure on its product margins during the quarter due to higher fixed costs, including depreciation expense, associated with its new manufacturing and research facility and automated manufacturing equipment.

                Research and Development Expense.  Research and development expenditures increased 15% to $1,014,000 for the three months ended September 30, 2001, from $879,000 reported for the three months ended September 30, 2000.  This increase primarily reflects the Company’s current period investment in support of its OcuPhor™ System for the non-invasive, site-specific delivery of therapeutics to treat ophthalmic diseases.  Subsequent to September 30, 2001and dictated by current economic conditions, the Company has implemented certain cost reduction measures designed to stabilize its cost structure, including the reduction of its cash burn rate.  These cost reduction measures include a 20% reduction in  total headcount and a deceleration of the ophthalmic pharmaceutical program.

                Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased 8%, to $1,562,000 in the three months ended September 30, 2001 from $1,695,000 in the three months ended September 30, 2000.  This decrease relates primarily to the suspension of the Company’s local inflammation research program, which resulted in a decrease of certain operating costs associated with the program.

Other Costs and Expenses.  Interest income (net of interest expense) was $3,000 during the current period and $232,000 during the prior year period.  Amounts in both periods reflect interest earnings on invested cash balances less interest expense on long-term obligations.  The decrease is due to a lower cash balance and higher long-term obligations.

                Income Taxes.  The Company has substantial net operating loss carryforwards which, under the current “change of ownership” rules of the Internal Revenue Code of 1986, as amended, may be subject to substantial annual limitation. No income tax benefit was recognized on the Company’s pre-tax loss for the three months ended September 30, 2001, which reflects management’s estimate of the Company’s fiscal 2002 tax position. In addition, no income tax benefit was recognized for the three months ended September 30, 2000.

                Net loss.  The Company recognized a net loss of $569,000 or $0.09 per share, during the three months ended September 30, 2001 compared to a net loss of $439,000 or $0.07 per share, during the three months ended September 30, 2000.  The Company expects to report a net loss for the fiscal year.

Liquidity and Capital Resources

                During fiscal 2002, and consistent with the prior period, the Company’s operating losses, including its research and development programs, will be internally funded with cash flows from its current operating business and cash reserves.   If successful in its efforts to enter into new collaborative research and development arrangements, the Company could earn additional contract research revenues in fiscal 2002 and in future years.

                As of September 30, 2001, the Company had total cash of $6,678,000, of which $4,115,000 is cash and cash equivalents and $2,563,000 is maintained in an interest bearing money market account with a lending bank and is being held as a compensating balance under a long-term obligation and is restricted as to withdrawal.  Included in cash and cash equivalents is $356,000 restricted to secure the current portion of the long-term obligation.  The restricted cash balance requirement decreases over the life of the obligation as payments are made.  Cash in excess of immediate requirements is invested in a manner which is intended to maximize liquidity and return while minimizing investment risk, and, whenever possible, the Company seeks to minimize the potential effects of concentration of credit risk.

                The Company consumed $2,233,000 in cash to fund operating activities during the current quarter compared to $457,000 during the prior period quarter.  The increased cash consumption in the current period is high due to unusual changes in working capital, including the payment of accrued liabilities associated with the local inflammation program.

                Historically, the Company's operations have not been capital intensive.  However, during fiscal 2001 the Company invested approximately $3.3 million for the relocation and consolidation of its research and manufacturing facilities and for new equipment to automate its manufacturing process.  The Company used long-term financing agreements to fund these investments.

As of September 30, 2001, the Company had approximately $3.5 million outstanding under financing agreements, approximately $3.0 million of which was classified as long-term obligations.  The Company intends to enter into additional financing agreements to fund the majority of its capital equipment needs during the next 12 months, but does not anticipate a significant investment in capital equipment during that time.  The Company's expenditures for equipment and furniture in excess of equipment acquired under financing agreements were $23,000 and $207,000 in the three months ended September 30, 2001 and 2000, respectively.

                Other uses of cash were $157,000 and $48,000 in principal reductions under long-term obligations during the three months ended September 30, 2001 and 2000, respectively.  The Company received $41,000 in proceeds from exercise of stock options during the prior year period.

                On November 2, 2001, the Company announced the implementation of cost reduction measures, dictated by current economic conditions, designed to stabilize its cost structure, including the reduction of its cash burn rate.  The Company has scaled back research and development activities, including a 20% reduction in total headcount and a deceleration of the ophthalmic pharmaceutical development program.   Accordingly, the Company expects to record a non-recurring charge in the second quarter for certain involuntary employee termination benefits.  The Company is currently in the process of calculating the charge.

                The Company will continue to incur costs associated with its research and product development activities.  During fiscal 2002, these costs will be funded internally from the Company’s established commercial business; term loan and capital lease financing agreements; and from existing cash balances.  The Company anticipates that at its current operating levels, existing cash balances and cash generated from operations will be sufficient to fund its needs at least through fiscal 2003.  However, the Company may be required to or elect to raise additional capital before that time.  The Company's actual capital requirements will depend on many factors, some of which are outside the Company's control.

PART II -- OTHER INFORMATION

Item 5.    Other Information

On November 2, 2001, the attached press release was issued by the registrant, announcing fiscal year 2002 first quarter financial results and the implementation of cost reduction measures, dictated by current economic conditions, designed to stabilize the Company’s cost structure, including the reduction of its cash burn rate.

On November 5, 2001, the attached press release was issued by the registrant, announcing that  Robert J. Lollini has been named chief operating officer and that James R. Weersing has resigned as president and chief executive officer.  Mr. Weersing has also resigned his director seat on the Company’s Board of Directors.

Item 6.	Exhibits and Reports on Form 8-K

Exhibits:

	Exhibit 99.1	Press release issued by the registrant on November 2, 2001.

	Exhibit 99.2	Press release issued by the registrant on November 5, 2001.

Reports on Form 8-K:

No reports were filed on Form 8-K during the period covered by this report.

IOMED, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IOMED, Inc.
(Registrant)

Date:	November 9, 2001	By:	/s/ Robert J. Lollini
Robert J. Lollini
Chief Operating Officer and
Chief Financial Officer