Form 10-Q
period 2001-12-31
IOMED INC
filed 2002-02-14
CIK 1041652

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     DECEMBER 31, 2001

or

[   ]  TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    ----------

Commission File Number:    0-14059
                       -------------


                                  IOMED, Inc.
            (Exact name of registrant as specified in its charter)


             UTAH                                                87-0441272
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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of January 31, 2001:

    CLASSES OF COMMON STOCK             NUMBER OF SHARES OUTSTANDING
-------------------------------     -----------------------------------
   Common Stock, no par value                    6,544,670

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

         Condensed Consolidated Balance Sheets --
         December 31, 2001 and June 30, 2001 ....................................................3

         Condensed Consolidated Statements of Operations --
         Three months ended December 31, 2001 and 2000
         Six months ended December 31, 2001 and 2000 ............................................4

         Condensed Consolidated Statements of Cash Flows --
         Three months ended December 31, 2001 and 2000
         Six months ended December 31, 2001 and 2000 ............................................5

         Notes to Condensed Consolidated Financial Statements ...................................6

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS ..........................................8

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
         Not applicable


                           PART II - OTHER INFORMATION


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...................................11

Item 5.  OTHER INFORMATION .....................................................................11

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K ......................................................11

                                   IOMED, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                              ASSETS

                                                                           DECEMBER 31,             JUNE 30,
                                                                               2001                   2001
                                                                        -------------------     ------------------
Current assets:                                                            (unaudited)
      Cash and cash equivalents                                                $ 3,866,000            $ 6,436,000
      Accounts receivable, net                                                   1,192,000              1,283,000
      Inventories                                                                1,018,000              1,009,000
      Prepaid expenses                                                              57,000                 78,000
                                                                        -------------------     ------------------
          Total current assets                                                   6,133,000              8,806,000

Equipment and furniture, net                                                     3,518,000              3,931,000
Restricted cash                                                                  2,470,000              2,655,000
Other assets                                                                     1,407,000              1,504,000
                                                                        -------------------     ------------------

          TOTAL ASSETS                                                        $ 13,528,000           $ 16,896,000
                                                                        ===================     ==================


               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Trade accounts payable                                                     $ 112,000              $ 916,000
      Accrued liabilities                                                        1,617,000              2,225,000
      Current portion of long-term obligations                                     566,000                575,000
                                                                        -------------------     ------------------
          Total current liabilities                                              2,295,000              3,716,000

Long-term obligations                                                            2,839,000              3,125,000
Other long-term liabilities                                                              -                 72,000

Commitments and contingencies

Shareholders' equity
      Common shares                                                             34,640,000             34,636,000
      Convertible preferred shares                                               6,881,000              6,881,000
      Accumulated deficit                                                      (33,127,000)           (31,534,000)
                                                                        -------------------     ------------------
          Total shareholders' equity                                             8,394,000              9,983,000
                                                                        -------------------     ------------------

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 13,528,000           $ 16,896,000
                                                                        ===================     ==================


                             See accompanying notes.

                                   IOMED, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                       DECEMBER 31,                       DECEMBER 31,
                                                             ---------------------------------  ---------------------------------
                                                                  2001              2000             2001              2000
                                                             ---------------   ---------------  ----------------  ---------------
Revenues:                                                               (unaudited)                         (unaudited)
     Product sales                                               $2,864,000        $2,778,000        $5,377,000       $5,541,000
     Contract research revenue, royalties & license fees             42,000            38,000           435,000           95,000
                                                             ---------------   ---------------  ----------------  ---------------
        Total revenues                                            2,906,000         2,816,000         5,812,000        5,636,000

Operating costs and expenses:
     Cost of products sold                                        1,063,000           944,000         1,965,000        1,861,000
     Research and development                                       764,000         1,357,000         1,778,000        2,236,000
     Selling, general and administrative                          1,574,000         2,153,000         3,136,000        3,848,000
     Non-recurring restructuring charge                             505,000                 -           505,000                -
                                                             ---------------   ---------------  ----------------  ---------------
        Total costs and expenses                                  3,906,000         4,454,000         7,384,000        7,945,000
                                                             ---------------   ---------------  ----------------  ---------------

Loss from operations                                             (1,000,000)       (1,638,000)       (1,572,000)      (2,309,000)

Interest expense                                                     68,000             7,000           143,000           19,000
Interest income and other, net                                       44,000           235,000           122,000          479,000
                                                             ---------------   ---------------  ----------------  ---------------

Net loss                                                       $ (1,024,000)     $ (1,410,000)     $ (1,593,000)    $ (1,849,000)
                                                             ===============   ===============  ================  ===============

BASIC AND DILUTED LOSS PER COMMON SHARE                             $ (0.16)          $ (0.22)          $ (0.24)         $ (0.28)
                                                             ===============   ===============  ================  ===============


                             See accompanying notes.

                                   IOMED, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                     DECEMBER 31,                       DECEMBER 31,
                                                                 2001             2000              2001             2000
                                                            ---------------  ---------------   ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES                                   (unaudited)                        (unaudited)
Net loss                                                       $(1,024,000)    $ (1,410,000)      $(1,593,000)    $ (1,849,000)
Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation and amortization                                289,000          140,000           585,000          269,000
      Other non-cash charges                                         1,000            8,000             4,000           10,000
      Changes in operating assets and liabilities:
         Accounts receivable                                       217,000           64,000            91,000          135,000
         Inventories                                               170,000          (67,000)           (9,000)         (86,000)
         Prepaid expenses                                           62,000           56,000            21,000          101,000
         Trade accounts payable                                   (104,000)          50,000          (804,000)         190,000
         Other accrued liabilities                                 237,000           79,000          (680,000)        (307,000)
                                                            ---------------  ---------------   ---------------  ---------------
Net cash used in operating activities                             (152,000)      (1,080,000)       (2,385,000)      (1,537,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment and furniture                               (52,000)        (109,000)          (75,000)        (316,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options                                  -            4,000                 -           45,000
Change in restricted cash balance                                   93,000                -           185,000                -
Payments on long-term obligations                                 (138,000)         (32,000)         (295,000)         (80,000)
                                                            ---------------  ---------------   ---------------  ---------------
Net cash used in financing activities                              (45,000)         (28,000)         (110,000)         (35,000)
                                                            ---------------  ---------------   ---------------  ---------------

Net decrease in cash and cash equivalents                         (249,000)      (1,217,000)       (2,570,000)      (1,888,000)

Cash and cash equivalents at beginning of period                 4,115,000       14,426,000         6,436,000       15,097,000
                                                            ---------------  ---------------   ---------------  ---------------

Cash and cash equivalents at end of period                      $3,866,000     $ 13,209,000        $3,866,000     $ 13,209,000
                                                            ===============  ===============   ===============  ===============

Non-cash activities:
      Purchase of equipment under long-term obligations         $        -     $  1,695,000        $        -     $  1,796,000


                             See accompanying notes.

                                   IOMED, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         DESCRIPTION OF BUSINESS

                  IOMED, Inc., a Utah corporation (the "Company"), is a specialty pharmaceutical company focused on satisfying substantial unmet medical needs in large pharmaceutical markets. The Company is engaged in the manufacture and sale of iontophoretic pharmaceutical systems primarily used to treat acute local inflammation in the sports and occupational medicine and physical therapy markets. The Company is conducting research and development in ophthalmics, where it seeks to pioneer the non-invasive treatment of ophthalmic diseases through the development of proprietary ophthalmic pharmaceutical systems.

         BASIS OF PRESENTATION

                  In the opinion of management, the accompanying condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of December 31, 2001, and the results of its operations and cash flows for the interim periods ended December 31, 2001 and 2000. The operating results for the interim periods are not necessarily indicative of the results for a full year. Certain information and footnote disclosures normally included in financial statements in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Therefore, these statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended June 30, 2001, included in the Company's Annual Report on Form 10-K, dated September 28, 2001.

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

                  Net loss as presented in the condensed consolidated statements of operations represents the numerator used in computing both basic and diluted loss per share and the following table sets forth the computation of the weighted average shares representing the denominator used in determining basic and diluted loss per share:

                                                          THREE MONTHS ENDED             SIX MONTHS ENDED
                                                             DECEMBER 31,                  DECEMBER 31,
                                                       -------------------------     --------------------------
                                                          2001          2000            2001          2000
                                                       -----------   -----------     ------------  ------------
                                                            (IN THOUSANDS)                (IN THOUSANDS)
          Denominator for basic loss per share -
              weighted average shares outstanding          6,545          6,544           6,545         6,538
          Dilutive securities: preferred stock and
              certain stock options                          ---            ---             ---           ---
                                                       -----------   -----------     ------------  ------------
          Denominator for diluted loss per share --
              adjusted weighted average shares
              outstanding and assumed conversions          6,545          6,544           6,545         6,538
                                                       ===========   ===========     ============  ============

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  At December 31, 2001, the following potentially dilutive securities were outstanding but were not included in the computation of diluted loss per share due to their anti-dilutive effect: options to purchase approximately 1,692,000 common shares at a weighted average exercise price of $3.20 per share; warrants to purchase 339,792 common shares at a weighted average price of $13.70 per share; and 893,801 convertible Series D preferred shares convertible on a share-for-share basis into common stock.

2.       INVENTORIES

                  Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventories consisted of the following at December 31, 2001 and June 30, 2001:

                                                                 DECEMBER 31,          JUNE 30,
                                                                     2001                2001
                                                               ------------------  ------------------
                  Raw materials                                $        701,000    $        688,000
                  Work-in-progress                                       50,000              40,000
                  Finished goods                                        267,000             281,000
                                                               ------------------  ------------------
                                                               $      1,018,000    $      1,009,000
                                                               ==================  ==================

3.       RESTRICTED CASH

                  The Company maintains an interest bearing money market account with a lending bank, $2,470,000 of which is being held as a compensating balance as of December 31, 2001 under a long-term obligation and is restricted as to withdrawal. Included in cash and cash equivalents as of December 31, 2001 is $362,000 restricted to secure the current portion of the long-term obligation. The restricted cash balance requirement decreases over the life of the obligation as payments are made.

4.       COMMITMENTS

                  The Company has entered into agreements with various lending institutions to provide financing for the Company's investments in capital equipment and facilities modifications and consolidation. As of December 31, 2001, the Company had approximately $3,405,000 outstanding under these agreements, $2,839,000 of which was classified as long-term obligations.

5.       NON-RECURRING RESTRUCTURING CHARGE

                  On November 2, 2001, the Company announced the implementation of cost reduction measures, dictated by current economic conditions and designed to stabilize its cost structure, including the reduction of its cash consumption. The Company has decreased research and development activities, including a 20% reduction in total headcount and a deceleration of the ophthalmic pharmaceutical development program. Of the 13 employees terminated, 9 were engaged in research and development activities and 4 in general administration. Accordingly, the Company accrued for and recorded a $505,000 non-recurring charge for certain involuntary employee termination benefits. As of December 31, 2001, the amount of actual termination benefits paid by the Company and charged against the liability was $239,000. The remaining balance is included in accrued liabilities as of December 31, 2001.

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

OVERVIEW

    The Company is a specialty pharmaceutical company focused on satisfying unmet medical needs in large pharmaceutical markets. The Company is engaged in the manufacture and sale of iontophoretic pharmaceutical systems. The majority of the Company's revenues have been generated through the sale of its Phoresor system and related products into the physical therapy market for use in the treatment of acute local inflammation. The Company is conducting research and development in ophthalmics, where it seeks to pioneer the non-invasive treatment of ophthalmic diseases through the development of proprietary ophthalmic pharmaceutical systems. Since its inception, the Company has generally incurred operating losses and it expects to incur additional operating losses over the next several years as a result of anticipated costs associated with internally funded research and development activities relating to new applications for its iontophoretic drug delivery technologies. As of December 31, 2001, the Company's accumulated deficit was approximately $33.1 million. The Company's ability to achieve and sustain profitability will depend on its ability to achieve market acceptance and successfully expand sales of its existing products and successfully complete the development of, receive regulatory approvals for, and successfully manufacture and market its products under development, as to which there can be no assurance.

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

RESULTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000

    REVENUES. Product sales increased 3% to $2.9 million and decreased 3% to $5.4 million in the three and six months ended December 31, 2001, respectively, from $2.8 million and $5.5 million in the three and six months ended December 31, 2000, respectively. Product sales in the current six-month period were down from prior year due to the negative impact on sales orders resulting from a market shortage of an anti-inflammatory drug often used with the Company's iontophoretic drug delivery products. The Company believes that the long-term effects of this drug shortage have since been mitigated. Product sales increased during the current quarter, as the Company's sales orders began to return to normal levels following the drug shortage.

    Contract research revenues, royalties and license fees increased to $42,000 and $435,000 in the three and six months ended December 31, 2001, respectively, compared to $38,000 and $95,000 in the prior three and six month periods. The increase in the six-month period reflects the recognition of $350,000 resulting from a one-time payment for work performed under a collaboration agreement with Santen Pharmaceuticals Co., LTD. Subsequent to December 31, 2001, the Company and Santen concluded the collaborative development agreement. Without new collaborative research and product development programs, such revenues, in the current quarter, are indicative of the Company's expectations for the remainder of the fiscal year.

    COSTS OF PRODUCTS SOLD. Costs of products sold were $1.1 million and $2.0 million in the three and six months ended December 31, 2001, respectively, compared to $944,000 and $1.9 million in the three and six months ended December 31, 2000, respectively. Gross margins on product sales were 63% during the current three and six month periods compared to 66% in the three and six month periods in 2000. The Company experienced downward pressure on its product margins during the current periods due to higher fixed costs, including depreciation expense, associated with its new manufacturing and research facility and automated manufacturing equipment.

    RESEARCH AND DEVELOPMENT EXPENSE. Research and development expenditures decreased 44% and 20% to $764,000 and $1.8 million for the three and six months ended December 31, 2001, respectively, compared to $1.4 million and $2.2 million for the prior year periods. During the current quarter and in response to current economic conditions, the Company implemented cost reduction measures that included a 20% reduction in total headcount and a deceleration of its pre-clinical ophthalmic pharmaceutical development program. The Company's research and development expenditures in the current periods reflect its support of its product development programs, most notably the OcuPhora System for the non-invasive, site specific delivery of therapeutics to the back of the eye to treat ophthalmic diseases.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased 27% and 19% to $1.6 million and $3.1 million in the three and six months ended December 31, 2001, respectively, compared to $2.2 million and $3.8 million in prior year periods. This decrease relates primarily to the suspension of the Company's local inflammation research program, which resulted in a decrease of certain operating costs associated with the program.

    NON-RECURRING RESTRUCTURING CHARGE. The non-recurring restructuring charge relates to involuntary employee termination benefits associated with the Company's cost reduction measures taken during the current quarter. Of the 13 employees terminated, 9 were engaged in research and development activities and 4 in general administration. Accordingly, the Company accrued for and recorded a $505,000 non-recurring charge for certain involuntary employee termination benefits. As of December 31, 2001, the amount of actual termination benefits paid by the Company and charged against the liability was $239,000.

    OTHER COSTS AND EXPENSES. During the current three and six month periods, the Company had interest expense (net of interest income) of $24,000 and $21,000, respectively, compared to interest income (net of interest expense) of $228,000 and $460,000 in the prior year periods. Amounts in both periods reflect interest earnings on the invested cash balances less interest expense on long-term obligations. The decrease is due to a lower cash balance and higher long-term obligations.

    INCOME TAXES. The Company has substantial net operating loss carryforwards, which, under the current "change of ownership" rules of the Internal Revenue Code of 1986, as amended, may be subject to substantial annual limitation. No income tax benefit was recognized for the three and six month periods ended December 31, 2001 and 2000, which reflects management's estimate of the Company's fiscal 2002 tax position.

    NET LOSS. The Company recognized a net loss of $1.0 million or $0.16 per share, including the non-recurring charge, during the three months ended December 31, 2001, compared to a net loss of $1.4 million or $0.22 per share in the three months ended December 31, 2000. The Company recognized a net loss of $1.6 million or $0.24 per share, including the non-recurring charge, during the six months ended December 31, 2001, compared to a net loss of $1.8 million or $0.28 per share in the six months ended December 31, 2000. The Company expects to report a net loss for the fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

    During fiscal 2002, and consistent with the prior period, the Company's operating losses, including costs associated with its research and development programs, will be internally funded with cash flows from its
current operating business and cash reserves.   If successful in its efforts
to enter into new collaborative research and development arrangements, the Company could earn additional contract research revenues in future periods.

    As of December 31, 2001, the Company had total cash of $6,336,000, of which $3,866,000 is cash and cash equivalents and $2,470,000 is maintained in an interest bearing money market account with a lending bank and is being held as a compensating balance under a long-term obligation which is restricted as to withdrawal. Included in cash and cash equivalents is $362,000 restricted to secure the current portion of the long-term obligation. The restricted cash balance requirement decreases over the life of the obligation as payments are made. Cash in excess of immediate requirements is invested in a manner which is intended to maximize liquidity and return while minimizing investment risk, and, whenever possible, the Company seeks to minimize the potential effects of concentration of credit risk.

    The Company consumed $152,000 and $2,385,000 in cash to fund operating activities during the current three and six-month periods, respectively, compared to $1,080,000 and $1,537,000 during the prior year periods. The Company decreased total cash consumption during the current quarter by approximately $2.1 million from the previous quarter and $968,000 from the prior year quarter, thereby stabilizing its cost structure and financial condition. The decreased cash consumption is a result of aggressive cost reduction and control measures implemented in the second quarter. The increased cash consumption in the current six-month period is high due to unusual changes in working capital, including the payment of accrued liabilities associated with the local inflammation program, which was suspended during the fourth quarter of fiscal 2001.

    Historically, the Company's operations have not been capital intensive. However, during fiscal 2001 the Company invested approximately $3.3 million for the relocation and consolidation of its research and manufacturing facilities and for new equipment to automate its manufacturing process. The Company used long-term financing agreements to fund these investments.

    As of December 31, 2001, the Company had approximately $3.4 million outstanding under financing agreements, approximately $2.8 million of which was classified as long-term obligations. The Company may enter into additional financing agreements to fund the majority of its capital equipment needs during the next 12 months, but does not anticipate a significant investment in capital equipment during that time. The Company's expenditures for equipment and furniture in excess of equipment acquired under financing agreements were $52,000 and $75,000 in the current three and six-month periods compared to $109,000 and $316,000 in the prior year three and six-month periods.

    Other uses of cash were $138,000 and $295,000 in principal reductions under long-term obligations during the three and six-month periods ended December 31, 2001 compared to $32,000 and $80,000 in the three and six-month periods ended December 31, 2000. The Company received $4,000 and $45,000 in proceeds from exercise of stock options during the prior year three and six-month periods.

    The Company will continue to incur costs associated with its research and product development activities. During fiscal 2002, these costs will be funded internally from the Company's established commercial business; term loan and capital lease financing agreements; and from existing cash balances. The Company anticipates that at its current operating levels, existing cash balances and cash generated from operations will be sufficient to fund its needs. However, the Company may be required to or elect to raise additional capital before that time. The Company's actual capital requirements will depend on many factors, some of which are outside the Company's control.

                          PART II -- OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

                  The Company held its Annual Meeting of Shareholders on November 13, 2001, to consider and vote on the following proposals: (i) election of two directors to serve a term of three years or until their successors are duly elected and qualified; (ii) approval of an amendment to the Company's 1997 Share Incentive Plan to increase the number of shares reserved for issuance; and (iii) ratification of the appointment of Ernst & Young LLP as the Company's auditors for the fiscal year ending June 30, 2002.

                  Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees for Class I directors as listed in the Company's Proxy Statement and all nominees were elected to serve a term of three years ending 2004 with the following vote:

                                                        NUMBER OF VOTES
                                               IN FAVOR                 WITHHELD
                                               ---------                --------
                  Peter J. Wardle              5,178,140                 640,574
                  Warren Wood                  5,177,140                 641,574

                  In addition, the following directors' terms of office continued after the meeting:

                  DIRECTORS                                            TERM ENDING
                  ---------                                            -----------
                  Michael T. Sember                                        2003
                  John W. Fara, Ph.D.                                      2002
                  Steven P. Sidwell                                        2002

                  The proposal to approve an amendment to the Company's 1997 Share Incentive Plan to increase the number of shares reserved for issuance was approved with the following vote:

                                    NUMBER OF VOTES
                     IN FAVOR            AGAINST           ABSTAINED
                     --------            -------           ---------
                    3,164,651            624,626             5,814

                  The proposal to ratify the appointment of Ernst & Young LLP as the Company's auditors was approved with the following vote:

                                    NUMBER OF VOTES
                     IN FAVOR            AGAINST          ABSTAINED
                     --------            -------          ---------
                    5,811,229             6,800              685

Item 5.  OTHER INFORMATION

         None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         EXHIBITS:

         None.

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



                                               IOMED, INC.
                                        ------------------------
                                               (Registrant)




Date:    February 13, 2002              By:  /S/ ROBERT J. LOLLINI
                                             --------------------------------
                                             Robert J. Lollini
                                             Chief Operating Officer and
                                             Chief Financial Officer