Form 10-Q
period 2002-03-31
IOMED INC
filed 2002-05-07
CIK 1041652

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2002

                                       or

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                              -----------    -----------

Commission File Number:               001-14059
                              --------------------------


                                   IOMED, INC.
             (Exact name of registrant as specified in its charter)


                 UTAH                                       87-0441272
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of APRIL 30, 2002:

       CLASSES OF COMMON STOCK                NUMBER OF SHARES OUTSTANDING
     ---------------------------              ----------------------------
     Common Stock, no par value                        6,544,670

                                   IOMED, INC.

                                  ------------

                               INDEX TO FORM 10-Q

                                                                                PAGE
                                                                                ----
                         PART I -- FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

        Condensed Consolidated Balance Sheets --
        March 31, 2002 and June 30, 2001 (audited)..............................   3

        Condensed Consolidated Statements of Operations --
        Three months ended March 31, 2002 and 2001
        Nine months ended March 31, 2002 and 2001...............................   4

        Condensed Consolidated Statements of Cash Flows --
        Three months ended March 31, 2002 and 2001
        Nine months ended March 31, 2002 and 2001...............................   5

        Notes to Condensed Consolidated Financial Statements....................   6

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........................   9

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        Not applicable


                           PART II - OTHER INFORMATION

Item 5. OTHER INFORMATION.......................................................  13

Item 6. EXHIBITS AND REPORTS ON FORM 8-K........................................  13


                                   IOMED, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                            MARCH 31,           JUNE 30,
                                                              2002               2001
                                                          ------------       ------------
Current assets:                                            (unaudited)
      Cash and cash equivalents                           $  3,825,000       $  6,436,000
      Accounts receivable, net                               1,167,000          1,283,000
      Inventories                                              911,000          1,009,000
      Prepaid expenses                                         107,000             78,000
                                                          ------------       ------------
          Total current assets                               6,010,000          8,806,000

Equipment and furniture, net                                 3,306,000          3,931,000
Restricted cash                                              2,375,000          2,655,000
Other assets                                                 1,358,000          1,504,000
                                                          ------------       ------------
          TOTAL ASSETS                                    $ 13,049,000       $ 16,896,000
                                                          ============       ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Trade accounts payable                              $    168,000       $    916,000
      Accrued liabilities                                    1,284,000          2,225,000
      Current portion of long-term obligations                 555,000            575,000
                                                          ------------       ------------
          Total current liabilities                          2,007,000          3,716,000

Long-term obligations                                        2,696,000          3,125,000
Other long-term liabilities                                         --             72,000

Commitments and contingencies

Shareholders' equity
      Common shares                                         34,646,000         34,636,000
      Convertible preferred shares                           6,881,000          6,881,000
      Accumulated deficit                                  (33,181,000)       (31,534,000)
                                                          ------------       ------------
          Total shareholders' equity                         8,346,000          9,983,000
                                                          ------------       ------------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $ 13,049,000       $ 16,896,000
                                                          ============       ============

                             See accompanying notes.

                                   IOMED, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                        MARCH 31,                              MARCH 31,
                                                              -------------------------------       -------------------------------
                                                                  2002               2001               2002               2001
                                                              ------------       ------------       ------------       ------------
Revenues:                                                               (unaudited)                         (unaudited)
     Product sales                                            $  2,832,000       $  2,760,000       $  8,209,000       $  8,301,000
     Contract research revenue, royalties & license fees            47,000             49,000            482,000            144,000
                                                              ------------       ------------       ------------       ------------
        Total revenues                                           2,879,000          2,809,000          8,691,000          8,445,000

Operating costs and expenses:
     Cost of products sold                                       1,069,000            992,000          3,034,000          2,853,000
     Research and development                                      436,000          2,086,000          2,214,000          4,322,000
     Selling, general and administrative                         1,392,000          2,168,000          4,528,000          6,016,000
     Non-recurring restructuring charge                                 --                 --            505,000                 --
                                                              ------------       ------------       ------------       ------------
        Total costs and expenses                                 2,897,000          5,246,000         10,281,000         13,191,000
                                                              ------------       ------------       ------------       ------------
Loss from operations                                               (18,000)        (2,437,000)        (1,590,000)        (4,746,000)

Interest expense                                                    66,000              9,000            209,000             28,000
Interest income and other, net                                      30,000            183,000            152,000            662,000
                                                              ------------       ------------       ------------       ------------
Net loss                                                      $    (54,000)      $ (2,263,000)      $ (1,647,000)      $ (4,112,000)
                                                              ============       ============       ============       ============
BASIC AND DILUTED LOSS PER COMMON SHARE                       $      (0.01)      $      (0.35)      $      (0.25)      $      (0.63)
                                                              ============       ============       ============       ============

                             See accompanying notes.

                                   IOMED, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                        MARCH 31,                            MARCH 31,
                                                             -------------------------------       -------------------------------
                                                                 2002               2001               2002               2001
                                                             ------------       ------------       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES                                   (unaudited)                          (unaudited)
Net loss                                                     $    (54,000)      $ (2,263,000)      $ (1,647,000)      $ (4,112,000)
Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
      Depreciation and amortization                               284,000            208,000            869,000            477,000
      Other non-cash charges                                        6,000             41,000             10,000             51,000
      Changes in operating assets and liabilities:
         Accounts receivable                                       25,000             22,000            116,000            157,000
         Inventories                                              107,000            (69,000)            98,000           (155,000)
         Prepaid expenses                                         (50,000)           (60,000)           (29,000)            41,000
         Trade accounts payable                                    56,000           (109,000)          (748,000)            81,000
         Other accrued liabilities                               (333,000)           461,000         (1,013,000)           154,000
                                                             ------------       ------------       ------------       ------------
Net cash provided by (used in) operating activities                41,000         (1,769,000)        (2,344,000)        (3,306,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment and furniture                              (23,000)           (23,000)           (98,000)          (339,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options                                --             12,000                 --             57,000
Change in restricted cash balance                                  95,000                 --            280,000                 --
Payments on long-term obligations                                (154,000)           (47,000)          (449,000)          (127,000)
                                                             ------------       ------------       ------------       ------------
Net cash used in financing activities                             (59,000)           (35,000)          (169,000)           (70,000)
                                                             ------------       ------------       ------------       ------------
Net decrease in cash and cash equivalents                         (41,000)        (1,827,000)        (2,611,000)        (3,715,000)

Cash and cash equivalents at beginning of period                3,866,000         13,209,000          6,436,000         15,097,000
                                                             ------------       ------------       ------------       ------------
Cash and cash equivalents at end of period                   $  3,825,000       $ 11,382,000       $  3,825,000       $ 11,382,000
                                                             ============       ============       ============       ============

Non-cash activities:
      Purchase of equipment under long-term obligations      $         --       $  1,233,000       $         --       $  3,029,000


                             See accompanying notes.

                                   IOMED, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     DESCRIPTION OF BUSINESS

          IOMED, Inc., a Utah corporation (the "Company"), is a leader in the development, manufacture and sale of active drug transport systems which employ its proprietary iontophoretic drug delivery technology. The Company is pursuing opportunities to utilize its non-invasive drug transport technology in combination with specialty pharmaceuticals to offer unique products designed to satisfy substantial unmet medical needs in large pharmaceutical markets. The Company is engaged in the manufacture and sale of active drug transport systems primarily used to treat acute local inflammation in the sports and occupational medicine and physical therapy markets. In addition, the Company is conducting research and development in ophthalmics, where it seeks to advance the non-invasive treatment of ophthalmic diseases through the development of proprietary ophthalmic pharmaceutical systems.

     BASIS OF PRESENTATION

          In the opinion of management, the accompanying condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2002, and the results of its operations and cash flows for the interim periods ended March 31, 2002 and 2001. The operating results for the interim periods are not necessarily indicative of the results for a full year. Certain information and footnote disclosures normally included in financial statements in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Therefore, these statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended June 30, 2001, included in the Company's Annual Report on Form 10-K, dated September 28, 2001.

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

          Net loss as presented in the condensed consolidated statements of operations represents the numerator used in computing both basic and diluted loss per share and the following table sets forth the computation of the weighted average shares representing the denominator used in determining basic and diluted loss per share:

                                                    THREE MONTHS ENDED    NINE MONTHS ENDED
                                                         MARCH 31,            MARCH 31,
                                                    ------------------    -----------------
                                                     2002       2001       2002       2001
                                                    ------     ------     ------     ------
                                                      (IN THOUSANDS)        (IN THOUSANDS)
     Denominator for basic loss per share -
         weighted average shares outstanding        6,545      6,545      6,545      6,540
     Dilutive securities: preferred stock and
         certain stock options                         --         --         --         --
                                                    -----      -----      -----      -----
     Denominator for diluted loss per share --
         adjusted weighted average shares
         outstanding and assumed conversions        6,545      6,545      6,545      6,540
                                                    =====      =====      =====      =====

          At March 31, 2002, the following potentially dilutive securities were outstanding but were not included in the computation of diluted loss per share due to their anti-dilutive effect: options to purchase approximately 1,541,000 common shares at a weighted average exercise price of $3.16 per share; warrants to purchase 339,792 common shares at a weighted average price of $13.70 per share; and 893,801 convertible Series D preferred shares convertible on a share-for-share basis into common stock.

     REVENUE RECOGNITION

          Revenues on product sales are recognized when there is persuasive evidence that an arms length transfer has occurred, generally upon shipment, when title has passed, and the price is fixed or determinable. The Company recognizes revenue from contract research based upon performance of its obligations, making qualifying expenditures and delivery of reports and data. Revenues from royalty and license agreements are based on third-party sales and are recognized in the quarter in which payment is either received or may be reasonably estimated.

     LONG LIVED ASSETS

          Long-lived assets are reviewed for impairment whenever events occur or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No such impairment has been indicated to date. If in the future, the Company determines the existence of impairment indicators, the impairment loss amount would be measured based on the excess of carrying value over fair value of the impaired assets.

     NEW ACCOUNTING PRONOUNCEMENTS

          In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the disposal of long-lived assets. SFAS No. 144 is required to be adopted for all fiscal years beginning after December 15, 2001. The Company is evaluating the potential impact, if any, of this statement on its financial statements.

2.   INVENTORIES

          Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventories consisted of the following at March 31, 2002 and June 30, 2001:

                            MARCH 31,       JUNE 30,
                              2002            2001
                           ----------      ----------
     Raw materials         $  582,000      $  688,000
     Work-in-progress          57,000          40,000
     Finished goods           272,000         281,000
                           ----------      ----------
                           $  911,000      $1,009,000
                           ==========      ==========

3.   RESTRICTED CASH

          The Company maintains an interest bearing money market account with a lending bank, $2,375,000 of which is being held as a compensating balance as of March 31, 2002 under a long-term obligation and is restricted as to withdrawal. Included in cash and cash equivalents as of March 31, 2002 is $369,000 restricted to secure the current portion of the long-term obligation. The restricted cash balance requirement decreases over the life of the obligation as payments are made.

4.   COMMITMENTS

          The Company has entered into agreements with various lending institutions to provide financing for the Company's investments in capital equipment and facilities modifications and consolidation. As of March 31, 2002, the Company had approximately $3,251,000 outstanding under these agreements, $2,696,000 of which was classified as long-term obligations.

5.   NON-RECURRING RESTRUCTURING CHARGE

          On November 2, 2001, the Company announced the implementation of cost reduction measures, dictated by current economic conditions and designed to stabilize its cost structure, including the reduction of its cash consumption. The Company has decreased research and development activities, including a 20% reduction in total headcount and a deceleration of the ophthalmic pharmaceutical development program. Of the 13 employees terminated, 9 were engaged in research and development activities and 4 in general administration. Accordingly, the Company accrued for and recorded a $505,000 non-recurring charge for certain involuntary employee termination benefits. As of March 31, 2002, the amount of actual termination benefits paid by the Company and charged against the liability was $483,000. The remaining balance is included in accrued liabilities as of March 31, 2002 and is expected to be paid in the fourth quarter of fiscal 2002.

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

OVERVIEW

     The Company is a leader in the development, manufacture and sale of active drug transport systems which employ its proprietary iontophoretic drug delivery technology. The Company is pursuing opportunities to utilize its non-invasive drug transport technology in combination with specialty pharmaceuticals to offer unique combination products designed to satisfy unmet medical needs in large pharmaceutical markets. The majority of the Company's revenues have been generated through the sale of its Phoresor system and related products into the sports and occupational medicine and physical therapy markets for use in the treatment of acute local inflammation. In addition, the Company is conducting research and development in ophthalmics, where it seeks to advance the non-invasive treatment of ophthalmic diseases through the development of proprietary ophthalmic pharmaceutical systems. Since its inception, the Company has generally incurred operating losses and it expects to incur additional operating losses over the next several years as a result of anticipated costs associated with internally funded research and development activities relating to new applications for its active drug transport systems. As of March 31, 2002, the Company's accumulated deficit was approximately $33.2 million. The Company's ability to achieve and sustain profitability will depend on its ability to achieve market acceptance and successfully expand sales of its existing products and successfully complete the development of, receive regulatory approvals for, and successfully manufacture and market its products under development, as to which there can be no assurance.

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

RESULTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2002 AND 2001

     REVENUES. Product sales increased 3% to $2.8 million and decreased 1% to $8.2 million in the three and nine months ended March 31, 2002, respectively, from $2.8 million and $8.3 million in the three and nine months ended March 31, 2001, respectively. Product sales in the current nine-month period were down from prior year due to the negative impact on sales orders resulting from a market shortage of an anti-inflammatory drug often used with the Company's active drug transport systems. The Company believes that the long-term effects of this drug shortage have since been mitigated. Product sales increased during the current quarter, as the Company's sales orders continued to return to normal levels following the drug shortage.

     Contract research revenues, royalties and license fees decreased to $47,000 and increased to $482,000 in the three and nine months ended March 31, 2002, respectively, compared to $49,000 and $144,000 in the prior three and nine month periods. The increase in the nine-month period reflects the recognition of a $350,000 one-time payment for work performed under a collaborative research agreement with Santen Pharmaceuticals Co., Ltd. The Company and Santen have concluded the collaborative development agreement. Without new collaborative research and product development programs, such revenues in the current quarter are indicative of the Company's expectations for the remainder of the fiscal year.

     COSTS OF PRODUCTS SOLD. Costs of products sold were $1.1 million and $3.0 million in the three and nine months ended March 31, 2002, respectively, compared to $1.0 million and $2.9 million in the three and nine months ended March 31, 2001, respectively. Gross margins on product sales were 62% and 63%, respectively, during the current three and nine month periods compared to 64% and 66%, respectively, in the three and nine month periods in 2001. The decrease is attributed to higher fixed costs, including depreciation expense, associated with the Company's new manufacturing and research facility and automated manufacturing equipment.

     RESEARCH AND DEVELOPMENT EXPENSE. Research and development expenditures decreased 79% and 49% to $436,000 and $2.2 million for the three and six months ended March 31, 2002, respectively, compared to $2.1 million and $4.3 million for the prior year periods. The Company's research and development expenditures in the current periods reflect its continued investment in its ophthalmic and other product development programs. During the second quarter of fiscal 2002 and in response to economic conditions, the Company implemented cost reduction measures that included a 20% reduction in total headcount and a deceleration of its pre-clinical ophthalmic development program.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased 36% and 25% to $1.4 million and $4.5 million in the three and six months ended March 31, 2002, respectively, compared to $2.2 million and $6.0 million in prior year periods. This decrease relates primarily to the suspension of the Company's local inflammation research program, which resulted in a decrease of certain pre-market research and other costs associated with the program.

     NON-RECURRING RESTRUCTURING CHARGE. The non-recurring restructuring charge relates to involuntary employee termination benefits associated with the Company's cost reduction measures taken during the current year. Of the 13 employees terminated, 9 were engaged in research and development activities and 4 in general administration. Accordingly, during the second quarter of fiscal 2002 the Company accrued for and recorded a $505,000 non-recurring charge for certain involuntary employee termination benefits. As of March 31, 2002, the amount of actual termination benefits paid by the Company and charged against the liability was $483,000. The remaining termination benefits are expected to be paid out in the fourth quarter of fiscal 2002.

     OTHER COSTS AND EXPENSES. During the current three and nine month periods, the Company had interest expense (net of interest income) of $36,000 and $57,000, respectively, compared to interest income (net of interest expense) of $174,000 and $634,000 in the prior year periods. Amounts in both periods reflect interest earnings on the invested cash balances less interest expense on long-term obligations. The decrease is due to lower interest rates on a lower invested cash balance and to higher long-term obligations.

         INCOME TAXES. The Company has substantial net operating loss carry-forwards, which, under the current "change of ownership" rules of the Internal Revenue Code of 1986, as amended, may be subject to substantial annual limitation. No income tax benefit was recognized for the three and nine-month periods ended March 31, 2002 and 2001, which reflects management's estimate of the Company's fiscal 2002 tax position.

     NET LOSS. The Company recognized a net loss of $54,000 or $0.01 per share during the three months ended March 31, 2002, compared to a net loss of $2.3 million or $0.35 per share in the three months ended March 31, 2001. The Company recognized a net loss of $1.6 million or $0.25 per share, including the non-recurring charge, during the nine months ended March 31, 2002, compared to a net loss of $4.1 million or $0.63 per share in the nine months ended March 31, 2001. The Company expects to report a net loss for the fiscal year.

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

     As of March 31, 2002, the Company had total cash of $6.2 million, of which $3.8 million is cash and cash equivalents and $2.4 million is maintained in an interest bearing money market account with a lending bank and is being held as a compensating balance under a long-term obligation and is subject to withdrawal restrictions. Included in cash and cash equivalents is $369,000 restricted to secure the current portion of the long-term obligation. The restricted cash balance requirement decreases over the life of the obligation as payments are made. Cash in excess of immediate requirements is invested in a manner which is intended to maximize liquidity and return while minimizing investment risk, and, whenever possible, the Company seeks to minimize the potential effects of concentration of credit risk.

     The Company generated $41,000 and consumed $2.3 million in cash to fund operating activities during the current three and nine month periods, respectively, compared to consumption of $1.8 million and $3.3 million during the prior year periods. The Company decreased total cash consumption during the current quarter by approximately $208,000 from the previous quarter and $1.8 million from the prior year quarter, thereby stabilizing its cost structure and financial condition. The decreased cash consumption is a result of aggressive cost reduction and control measures implemented in the second quarter, which continued into the third quarter. The cash consumption in the current nine-month period is due to the operating loss and severance costs during the first half of fiscal 2002, and to significant changes in working capital resulting from the payment of accrued liabilities associated with the local inflammation research project, which was suspended in the fourth quarter of fiscal 2001.

     Historically, the Company's operations have not been capital intensive. However, during fiscal 2001 the Company invested approximately $3.3 million for the relocation and consolidation of its research and manufacturing facilities and for new equipment to automate its manufacturing process. The Company used long-term financing agreements to fund these investments.

     As of March 31, 2002, the Company had approximately $3.3 million outstanding under financing agreements, approximately $2.7 million of which was classified as long-term obligations. The Company may enter into additional financing agreements to fund the majority of its capital equipment needs during the next 12 months, but does not anticipate a significant investment in capital equipment during that time. The Company's expenditures for equipment and furniture in excess of equipment acquired under financing agreements were $23,000 and $98,000 in the current three and nine month periods compared to $23,000 and $339,000 in the prior year three and nine month periods.

     Other uses of cash were $154,000 and $449,000 in principal reductions under long-term obligations during the three and nine-month periods ended March 31, 2002 compared to $47,000 and $127,000 in the three and nine-month periods ended March 31, 2001. The Company received $12,000 and $57,000 in proceeds from exercise of stock options during the prior year three and nine month periods.

     The Company will continue to incur costs associated with its research and product development activities. During fiscal 2002, these costs will be funded internally from the Company's established commercial business; term loan and capital lease financing agreements; and from existing cash balances. The Company anticipates that at its current operating levels, existing cash balances and cash generated from operations will be sufficient to fund its operating needs through fiscal 2004 and beyond. However, the Company may be required to or elect to raise additional capital before that time. The Company's actual capital requirements will depend on numerous factors, many of which are outside the Company's control.

NEW ACCOUNTING PRONOUNCEMENTS

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the disposal of long-lived assets. SFAS No. 144 is required to be adopted for all fiscal years beginning after December 15, 2001. The Company is evaluating the potential impact, if any, of this statement on its financial statements.

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


                                              IOMED, INC.
                                        ------------------------
                                             (Registrant)




Date: May 6, 2002                       By: /s/ Robert J. Lollini
                                            --------------------------------
                                            Robert J. Lollini
                                            Chief Operating Officer and
                                            Chief Financial Officer