Form 10-K
period 2002-06-30
IOMED INC
filed 2002-09-27
CIK 1041652

Use these links to rapidly review the document
TABLE OF CONTENTS
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS IOMED, Inc.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2002
Commission File Number: 001-14059

IOMED, Inc.
(Exact name of registrant as specified in its charter)

Utah (State or other jurisdiction of incorporation or organization)	87-0441272 (I.R.S. Employer Identification No.)
2441 South 3850 West, Salt Lake City, Utah 84120
(Address of principal executive offices)	(Zip Code)

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

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of the Registrant's voting stock held by non-affiliates based upon the closing price of the common stock as quoted on the American Stock Exchange on August 30, 2002, was approximately $4,185,000.

        The number of shares of Registrant's common stock outstanding on August 30, 2002, was 6,544,670.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain information is incorporated into Part III of this Report on Form 10-K by reference to the Registrant's Proxy Statement for its 2002 Annual Meeting of Shareholders.

PART I

Item 1. BUSINESS

Forward-Looking Statements

        Certain statements contained in this report on Form 10-K (the "Report") are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements may be identified by the use of terminology such as "may," "will," "expect," "anticipate," "intend," "designed," "estimate," "should," or "continue" or the negatives thereof or other variations thereon or comparable terminology. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of IOMED, Inc. (the "Company"), or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, among other things, the following: the Company's continuing uncertainty of profitability; the uncertainties related to the Company's product development programs; the Company's reliance on collaborative partners and licenses; the Company's reliance on third distribution; the risks associated with obtaining governmental approval of the Company's products; the highly competitive industry in which the Company operates and the rapid pace of technological change within that industry; the uncertainty of patented and proprietary technology protection and the Company's reliance on such patented and proprietary technology (including reliance on technology licensed from third parties); changes in or failure to comply with governmental regulation; the uncertainty of third party reimbursement for the Company's products; the Company's dependence on key employees; general economic and business conditions and other factors discussed in this Report and the Company's other Securities and Exchange Commission ("SEC") filings. The Company undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events or circumstances occur in the future.

Introduction

        The Company was incorporated in Utah in 1974 as Motion Control, Inc. In 1987, the Company merged with JMW Acquisition Corporation, and the name of the merged entity was changed to IOMED, Inc. The Company is a leader in the development, manufacture and sale of active drug transport systems primarily used to treat acute local inflammation in the sports and occupational medicine and physical therapy markets. The Company is seeking opportunities to market or develop new products designed to improve the quality and efficiency of medical care in its served markets. In addition, the Company is seeking collaborative opportunities to develop its non-invasive drug delivery technology to satisfy substantial unmet medical needs. The Company has proprietary technology in various stages of research and product development for the treatment of acute local inflammation and for the treatment of ophthalmic disease.

Commercial Business

        The Company currently manufactures and markets proprietary products used in the site-specific, non-invasive administration of soluble salts or other drugs into the body for medical purposes as an alternative to hypodermic injection. The Company's products are used in situations when it is advisable to avoid the pain that may accompany needle insertion and drug injection, and/or to minimize the infiltration of carrier fluids, or to avoid the damage caused by needle insertion when tissue is traumatized. The Company's active drug transport systems employ iontophoresis as a non-invasive method of enhancing and controlling the transport of water-soluble ionic drugs into and through the skin and other body tissues using a low-level electrical current. The Company currently markets two products, an iontophoretic system used to deliver a potent corticosteroid in the treatment of acute local inflammatory conditions and an iontophoretic system used to deliver Iontocaine®, the Company's brand of lidocaine HCl 2% and epinephrine 1:100,000 topical solution, for the administration of local dermal anesthesia. The Company's proprietary, patented system (the "Phoresor® System") is designed for clinical use and is comprised of a reusable dose controller and single use, disposable active transdermal patch kits. The dose controller incorporates an advanced microprocessor to precisely control drug dosage through the Company's proprietary patch kits, which include IOGEL™, TransQ® and Anestrode® patches.

        Using the Company's Phoresor System, medical professionals are able to deliver dexamethasone, a potent and effective corticosteroid, to treat local inflammatory conditions. Because of the negative side effects often associated with the oral or injectable administration of dexamethasone, it is used only as a second- or third-line therapy. However, using the Company's technology, the administration of these drugs without the occurrence of negative side effects is possible. The Company's products are used for site-specific corticosteroid therapy in clinics nationwide to treat a variety of conditions, including those suffered by top professional and semi-professional athletes in football, baseball, basketball, hockey, golf and skiing.

        The Company also markets a specialty pharmaceutical product, Numby Stuff®, for the delivery of Iontocaine. Numby Stuff offers non-invasive, needle-free local dermal anesthesia in as little as 10 minutes, and can be used prior to needle sticks, IV starts, lumbar punctures, PICC insertions, and fine needle and skin biopsies. The product is primarily used in the pediatrics market.

Business Strategy

        The Company continues to manufacture and sell the Phoresor System into the sports and physical therapy markets for use in the treatment of acute local inflammation. The Company intends to promote growth in its existing commercial business by performing the following:

  •
  Strengthen Distribution Networks—Enter into additional agreements to broaden the existing dealer network.

  •
  Leverage Low Cost Manufacturing—As the low-cost producer of iontophoretic drug delivery systems, the Company can offer distributors competitive pricing, which will enable pursuit of national accounts where pricing is key.

  •
  Improve Reimbursement Profile—The Company is currently working with others in its industry to improve and, in some cases, reinstate reimbursement through the third-party payor network.

  •
  Lead New Product Advancement and Seek New Market Opportunities—The Company will continue to pursue opportunities to expand its product offerings and identify new markets both independently and through collaborative relationships.

Products and Products Under Development

        The Company currently has potential products in pre-clinical development for the treatment of acute local inflammation and ophthalmic diseases. The following table lists the therapeutic applications of the principal products developed or currently under development by the Company. This table is qualified in its entirety by reference to the more detailed descriptions set forth elsewhere in this Report. There can be no assurance that any product under development will be developed successfully or approved in a timely manner, if at all, or even if developed or approved, be successfully manufactured or marketed. In addition, the status of development indicated below does not necessarily indicate the order in which the products shown may be submitted to or approved by the Food and Drug Administration ("FDA").

Application	Therapeutic Agent	Product Status
Acute local inflammation Local dermal anesthesia Acute local inflammation Ophthalmic diseases	None specified Iontocaine Dexamethasone None specified	Currently marketed (1) Currently marketed Under evaluation (2) Pre-clinical (2)

(1)
Currently marketed under a 510(k) clearance for use with "ions of soluble salts or other drugs."

(2)
Further development has been suspended as of June 30, 2002. The Company is seeking collaborative partners prior to continuing development of these development programs.

DIAGNOSIS:
LOCAL INFLAMMATION AND PAIN
Upper Arm
Bicipital Tendinitis
Scapulohumeral Bursitis
Deltoid Bursitis
Elbow
Lateral Epicondylitis
Medial Epicondylitis (NOT SHOWN)
Olecranon Bursitis
Radial/Ulnar Nerve Inflammation (NOT SHOWN)
Hand/Wrist
Carpal Tunnel Syndrome
DeQuervain's Syndrome
Hand/Wrist Tenosynovitis (NOT SHOWN)
Rheumatoid Arthritis
Trigger Finger
Knee/Leg
Quadriceps Tendinitis
Patellar Tendinitis
Iliotibial Band Friction Syndrome
Popliteal Tendinitis
Hamstring Tendinitis
Head & Neck
TMJ Dysfunction
Masseter Strain
Stylomandibular Ligament Strain
Shoulder
Subacromial Bursitis
Rotator Cuff Syndrome (NOT SHOWN)
Back/Trunk
Trigger Points/Local Anesthesia
Low Back Pain
Costochondritis (NOT SHOWN)
Ankle/Foot
Achilles Tendinitis
Extensor Hallucis Longus Tendinitis
Peroneal Bursitis
Posterior Tibialis Tendinitis
Calcaneal Bursitis (NOT SHOWN)
Morton's Neuroma
Plantar Fasciitis
Rx phoresor II
Optional Time and Current Settings*
Current
Time
Recommended Total Charge
Phoresor II™ System Guidelines

Acute Local Inflammation

        Acute local inflammatory conditions resulting from exercise, sports injuries, trauma or repetitive motion disorders are among the leading types of injuries occurring in the workplace and among physically active adults. The most common of these injuries include tendonitis, bursitis, carpal tunnel syndrome and epicondylitis (tennis elbow). The Company believes the electro transport of corticosteroids may provide significant advantages over other current treatment regimens for acute local inflammation.

        Commercial Products.    The Company pioneered the commercial introduction of its active transdermal drug delivery system in 1979. The product is used principally by physical therapists (under a doctor's prescription) and has been clinically administered in over 15 million patient treatments for the delivery of corticosteroids. More than 13 million of these treatments have occurred since 1990, when advancements in patch technology made by the Company led to the introduction of its present family of hydrogel patches for use with its microprocessor controlled dose controllers. The Company's products are also used by athletic trainers and physical therapists serving a number of professional and semi-professional athletes and teams, including golfers, tennis players, men's and women's Olympic ski teams, as well as by football, basketball, baseball and hockey teams. The Company believes that its active transdermal drug delivery systems have been accepted in the rehabilitation marketplace due to their ease of use, non-invasiveness, recognized efficacy and lack of significant side effects.

        Products Under Development.    IontoDex™ is an integrated version of the Company's active drug transport system designed for patient in-home use in the treatment of acute local inflammation. The drug formulation, combined with the proprietary active drug transport system, has the potential to address a significant unmet medical need by offering patients the benefits of anti-inflammatory effects of dexamethasone while avoiding all of the GI and other systemic side effects of NSAIDs and Cox-II inhibitors. The Company believes the IontoDex product offers a significant collaborative opportunity based on clinical data associated with the drug formulation and our proprietary drug delivery system.

        During fiscal 2001, the Company completed both a pivotal Phase III and a confirmatory Phase III clinical study for the delivery of dexamethasone for the treatment of acute local inflammation. In May 2001, the Company announced that the confirmatory study failed to meet the primary clinical endpoints in the treatment of epicondylitis. The study showed a positive response in patients treated with the drug; however, increased benefit in the study's placebo group prevented the statistical separation between the two patient groups necessary to achieve the desired conclusions. Due to these study results and to financial and other resource constraints, the Company has currently suspended further development efforts and may seek corporate development partners or other strategic funding sources prior to any continuation of this development program.

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

        Due to limited distribution, to date, Numby Stuff has not generated significant revenues. However, the response by medical professionals and medical organizations has been very positive. The Company seeks to expand its sales, marketing and distribution capabilities for this product through additional distribution arrangements, but does not anticipate significant revenues to be generated from this product until such distribution capabilities have been established.

Ophthalmic Diseases

        The Company believes that its unique active drug transport system presents a significant opportunity in the ophthalmic pharmaceutical marketplace due to large patient populations with sight threatening medical needs that are unmet. Age-related macular degeneration ("AMD") and diabetic retinopathy ("DR") are the major causes of visual impairment in the United States and Europe. Both AMD and DR are conditions caused by angiogenesis (unwanted blood vessel growth) resulting in neovascularization that damages the retina and ultimately causes blindness. Posterior uveitis and retinitis secondary to glaucoma also contribute considerably to loss of sight worldwide. A common characteristic among all of these conditions is their location at the back of the eye, where drug treatment is difficult to administer. The Company believes that its specialty pharmaceutical products offer a solution or a significant improvement to currently unmet medical needs in this area.

        Currently, there are no satisfactory pharmaceutical treatments for many ophthalmic diseases and conditions. A leading obstacle in the advancement of new therapies to treat serious ophthalmic disease is the inability to both safely and effectively deliver drugs to diseased cells in the back of the eye. Current drug delivery methods, which include intravenous, oral, topical (eye drops), intraocular injections and surgical implants, all have limitations that potentially affect their technical as well as their commercial viability in the treatment of these diseases. Furthermore, the complex physiology of the human eye presents unique problems for drug delivery, which are not optimally addressed by current ocular drug delivery methods.    The Company's delivery system, trademarked OcuPhor™, allows for site-specific administration of a pharmacologic agent without the collateral tissue damage associated with surgery, lasers, needle injections or implants.

        Products Under Development.    Using its proprietary technology, the Company has developed an ocular drug delivery system that seeks to address the safe and effective administration of therapeutics to the back of the eye. OcuPhor has been designed as a platform technology to deliver drug compounds non-invasively and site-specifically to posterior segments of the eye. Through both collaborations and internal research efforts, the Company has made significant advancements with the OcuPhor System. Feasibility studies confirmed OcuPhor's ability to deliver an anti-angiogenic drug to the back of the eye. Preliminary clinical studies in human volunteers have shown that the OcuPhor System is safe and well tolerated over a wide range of both positive and negative polarity currents and does not produce any ophthalmic changes as measured by a series of standard tests. Additionally, the Company has demonstrated that the OcuPhor System is capable of delivering antiangiogenics, anti-inflammatories, antibiotics, antivirals, and neuroprotectants. The Company believes that OcuPhor's transport capabilities are within the theoretical therapeutic range of a variety of drugs, including small molecules as well as some macromolecules such as oligonucleotides and small proteins. Due to financial and other resource constraints, the Company has curtailed this product development program and is seeking opportunities to form new license agreements and collaborative partnerships to take the OcuPhor System beyond the preclinical stage.

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

        Among the many drug delivery methods available today, the Company believes the advantages of iontophoretic drug delivery are many and include the following:

  •
  Non-invasive, needle-free

  •
  Ability to provide site-specific drug delivery to avoid systemic side effects

  •
  Rapid onset and cessation kinetics

  •
  Controlled, programmable and titratable drug delivery capabilities

  •
  Ability to provide smooth, variable or bolus plasma levels, singly or in combination, all in a single delivery system

  •
  Enhanced delivery for a broad range of compounds, including large drug molecules such as peptides and oligonucleotides

  •
  Minimal variability in the delivery profiles among patients and body sites

  •
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

        The Company has implemented a policy of actively patenting and maintaining as trade secrets and proprietary information all inventions and technologies that it believes are important to its business operations. The Company generally seeks patent protection for its key proprietary technologies in the United States and other major markets. The Company also relies on trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain its competitive position. The Company seeks protection of its trade secrets and proprietary know-how, in part, through confidentiality agreements. Employees, consultants, advisors, collaborators, and other individuals and entities are required to execute confidentiality agreements upon the start of employment or other contractual relationships.

        The Company has acquired exclusive worldwide rights to Elan Corporation, plc's ("Elan") broad base of United States and foreign patents, in vitro drug transport data and in vivo animal and human clinical data, in addition to other proprietary know-how in iontophoretic drug delivery and electro-transport fields.

        As of June 30, 2002, the Company held or had rights to utilize approximately 76 United States patents and 253 foreign patents and has (or has the rights to utilize) approximately 26 pending patent applications in the United States and 101 pending patent applications in foreign countries for all such technology. The Company also owns or has licensed rights to issued and pending United States patents governing the design and manufacture of certain myoelectric prosthetic devices which it has sublicensed to a third party in connection with the sale of the Company's Motion Control division in December 1996.

Collaborative Relationships and Licenses

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

        The Company's collaborative relationships and license arrangements include the following:

        Novartis.    In July 1995, the Company entered into various research and development agreements with Novartis Pharmaceuticals Corporation ("Novartis") to evaluate the feasibility of delivering a number of Novartis compounds utilizing the Company's iontophoretic drug delivery technology. Although the Company met all of the essential development objectives under the agreements, Novartis did not renew the agreements beyond their scheduled expiration date of December 31, 1998. The Company granted Novartis a perpetual non-exclusive, royalty-bearing license to certain iontophoretic technology. Technology developed in the collaboration is jointly owned and the Company is free to apply the technologies it developed for Novartis to any available drug candidates, either independently or on behalf of other parties.

        Elan.    In March 1997, the Company acquired exclusive world-wide licenses to certain iontophoretic drug delivery technologies, including rights to Elan's broad base of United States and foreign patents, in vitro drug transport data and in vivo animal and human clinical data, in addition to other proprietary know-how in iontophoretic drug delivery and electro-transport fields. Under the terms of the license, the Company is obligated to pay Elan a royalty on net revenues, as defined in the agreement.

        Alza.    In 1993, the Company entered into a cross-license agreement with Alza Corporation ("Alza"). Under the agreement, non-exclusive, royalty free rights to certain patented technologies were exchanged. One patent sublicensed by Alza to the Company under the agreement bears a nominal royalty rate, if used.

        University of Utah.    In 1974, the Company entered into a licensing agreement with the University of Utah Research Foundation ("University"). Under the agreement, as amended, the Company obtained an exclusive license to certain iontophoretic drug delivery technologies developed at the University. Under the terms of the amended license, the Company is obligated to pay the University a royalty on all sales of its iontophoretic drug delivery products through the year 2007.

        Santen Pharmaceuticals.    In April 2001, the Company entered into a collaboration agreement with Santen Pharmaceutical Co., LTD for the joint development of a treatment for AMD using the OcuPhor System and an anti-angiogenic drug. Work under the collaborative development agreement concluded in fiscal 2002.

        Eyetech Pharmaceuticals.    In February 2001, the Company entered into a collaboration agreement with Eyetech Pharmaceutical, Inc. ("Eyetech") to assist in performing initial development experiments to establish "proof of concept" using the Company's technology and Eyetech's drug compound. To date, no work has been performed under this agreement and Eyetech is continuing Phase III clinical trials on its lead compound, Macugen™, using multiple intravitreal injections to deliver the drug. The Company's OcuPhor system may be the subject of future evaluation for new compounds under development at Eyetech; however, no additional work is planned or anticipated under this agreement at the present time.

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

        The Company does not manufacture or repackage any drugs or compounds used in its delivery systems. The Company outsources the manufacture and assembly of its Phoresor dose controllers, which employ a variety of sub-assemblies and components that are designed or specified by the Company. These components and subassemblies are manufactured by third parties, and then shipped to a contract manufacturer for final assembly. The Company's manufacturing activities for the Phoresor are limited to design, labeling, inspection and packaging.

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

        One distributor accounted for approximately 20%, 18% and 16% of the Company's product sales for the fiscal years ended June 30, 2002, 2001 and 2000. Although a valued distribution channel, in the event of a loss of such customer, the Company believes that it could continue to reach a substantial portion of its end user customers through alternative distribution channels. Less than 10% of product sales are to foreign customers.

Government Regulation

        Both drugs and medical devices, including the Company's iontophoretic drug delivery systems, are subject to extensive regulation by the FDA in the United States and by comparable authorities in other foreign countries.

        The Company's iontophoretic drug delivery products involve a medical device component, thereby subjecting such products to compliance with the FDA's regulations governing medical devices. Where such medical devices are labeled for use with a specific pharmaceutical product for a specific therapeutic indication, they are subject to the FDA's regulations governing both medical devices and pharmaceutical products. The Company's future iontophoretic drug delivery systems may involve a pharmaceutical component or specific labeling for use with a pharmaceutical product.

        Products regulated as medical devices may not be commercially distributed in the United States unless they have been cleared or approved by the FDA. Currently, there are two methods for obtaining FDA clearance or approval of medical devices. Devices deemed to pose less risk are placed in class I (general controls) or class II (general and special controls) and qualify for 510(k) notification, a procedure under section 510(k) of the Federal Food, Drug, and Cosmetic Act. A medical device that does not qualify for the 510(k) clearance is placed in class III, which is reserved for devices deemed by the FDA to pose the greatest risk. A preamendment class III device is one that was on the market before May 28, 1976. This status means that the device at present can be marketed through a 510(k) clearance, but it remains subject to a call for a Pre Market Approval ("PMA") application under section 515 of the Drug Act. A PMA application generally requires a more complex submission than a 510(k) notification. Typically, it requires showing that the device is safe and effective based on extensive and costly preclinical and clinical tests, as well as information about the device and its components regarding, among other things, manufacturing, labeling and promotion.

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

        A lengthy and complex regulatory framework also applies to the labeling and marketing of specific drugs. Generally these pharmaceutical products require the submission of an NDA. The NDA approval process generally entails: (i) conducting preclinical laboratory and animal testing to enable FDA authorization of an Investigational New Drug ("IND") application, (ii) initial IND clinical studies to define safety and dose parameters, (iii) well controlled IND clinical trials to demonstrate product safety and efficacy, and (iv) submission to the FDA of an NDA. Preclinical studies involve laboratory evaluation of product characteristics and animal studies to assess the efficacy and safety of the drug. Human clinical trials are typically conducted in three sequential phases. Phase I trials normally consist of testing the product in a small number of healthy volunteers for safety and pharmacokinetic parameters using single and multiple dosing regimens. In Phase II trials, the manufacturer evaluates safety, initial efficacy, and dose ranging of the product for specific indications in a somewhat larger patient population. Phase III trials typically involve expanded testing for safety and clinical efficacy in a broad patient population at multiple clinical testing centers. The FDA, under Good Laboratory Practice regulations, regulates the preclinical and clinical studies. Results of the studies must be submitted to the FDA for review. The FDA may grant marketing approval, require additional testing and/or information, or deny the application. The process of obtaining FDA approval for a new product through this process may take several years and typically involves substantial risks and the expenditure of substantial resources.

        The FDA regulates the Company's quality control and manufacturing procedures by requiring it and its contract manufacturers to comply with certain standards, including compliance with the Quality System Regulations (for devices) and current GMP regulations (for drugs).

        The Company may be subject to certain user fees that the FDA is authorized to collect under the Public Health Security and Bioterrorism Preparedness and Response Act of 2002, which includes the reauthorization of user fees under the Prescription Drug User Fee Amendments of 2002 (PDUFA III).

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

Competition

        The drug delivery, pharmaceutical and biotechnology industries are highly competitive and rapidly evolving, with significant developments expected to continue at a rapid pace. The Company's success depends upon maintaining a competitive position and developing products and technologies for efficient and cost effective drug delivery. The Company's products compete with other formulations of drugs and with other drug delivery systems, including other iontophoretic delivery systems. The Company believes its products compete on the basis of quality, efficacy, cost, convenience, safety and patient compliance.

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

        Alza, Vyteris, Inc., and Empi, Inc. are engaged in the development and/or marketing of iontophoretic devices. Alza, a licensee of the Company, and Vyteris are both undertaking the development of iontophoretic drug delivery systems, but neither currently markets any iontophoretic products. Empi is the Company's primary competitor in the sale of iontophoretic drug delivery systems for the treatment of acute local inflammation in the physical therapy market and, the Company estimates, controls a majority of that market.

        Currently, no other company has FDA approval to market an iontophoretic system for the inducement of local anesthesia. Therefore, the Company's iontophoretic system for delivering Iontocaine for the inducement of local dermal anesthesia primarily competes with traditional methods of delivering local dermal anesthetics by needle injection or is used in circumstances where either no anesthesia is used, due to the pain associated with needle injection (including needle injections themselves), or where topical anesthetic creams are used. The most effective and widely used topical anesthetic cream, EMLA, is manufactured and sold by AstraZeneca International, a large international pharmaceutical company. There can be no assurance that the Company can effectively compete with these products or any other drug delivery system.

Employees

        As of June 30, 2002, the Company had 54 full-time employees, 7 of whom hold either an advanced business or technical degree. Of the Company's full-time employees on that date, 7 were engaged in engineering and product development, 25 in manufacturing and quality control, and 22 in marketing and general administration. None of the Company's employees is represented by a labor union. The Company has not experienced any employee related work stoppages and considers its relations with employees to be good.

Item 2. PROPERTIES

        The Company's administrative, manufacturing operations, and research office space is housed in a single facility, consisting of approximately 34,000 square feet of useable space, located at 2441 South 3850 West in Salt Lake City, Utah. The facility is leased to the Company until April 30, 2006.    The Company believes its facilities will be adequate and suitable for its present needs and that additional space will be available as needed.

Item 3. LEGAL PROCEEDINGS

        The Company is not involved in, nor is it aware of, any material litigation or impending litigation. However, the Company is subject to various claims and legal proceedings covering matters that arise in the ordinary course of business. The Company believes that the resolution of these cases will not have a material adverse effect on its business, financial position, or future results of operations.

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

	2002		2001
	High	Low	High	Low
First Quarter	$3.490	$1.400	$5.250	$3.188
Second Quarter	$2.200	$1.450	$6.813	$4.500
Third Quarter	$2.300	$1.200	$5.750	$4.250
Fourth Quarter	$1.600	$0.750	$6.200	$2.560

        As of June 30, 2002, there were 111 shareholders of record of the Company's common stock. Included in the number of shareholders of record are shares held in "nominee" or "street" names. Because many of such shares are held by brokers and other institutions on behalf of individual investors, the Company is unable to estimate the total number of shareholders represented by these record holders.

        The Company has not paid dividends to date and does not anticipate or contemplate paying cash dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development and growth of the Company's business.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

        The following selected statement of operations data for the years ended June 30, 2002, 2001 and 2000, and the balance sheet data as of June 30, 2002 and 2001 are derived from the audited consolidated financial statements included in this report and should be read in conjunction with those consolidated financial statements and the notes thereto. The selected statement of operations data for the years ended June 30, 1999 and 1998, and the balance sheet data as of June 30, 2000, 1999 and 1998 are derived from the audited consolidated financial statements of the Company, which are not included herein and are qualified by reference to such financial statements and the notes thereto. Certain reclassifications have been made to prior year balances to conform to the financial statement presentation included herein.

	Fiscal Year ended June 30,
	2002	2001	2000	1999	1998
Statement of Operations Data:
Revenues:
Product sales	$11,169,000	$11,142,000	$10,569,000	$9,586,000	$8,472,000
Contract research revenues, royalties and license fees	591,000	192,000	171,000	893,000	1,788,000

Total revenues	11,760,000	11,334,000	10,740,000	10,479,000	10,260,000
Operating costs and expenses:
Cost of products sold	4,165,000	3,807,000	3,692,000	3,961,000	3,659,000
Research and development	2,600,000	7,707,000	3,210,000	1,860,000	1,790,000
Selling, general and administrative	5,585,000	8,042,000	5,593,000	5,371,000	5,372,000
Non-recurring charges	1,695,000 (1)	353,000 (2)	360,000 (3)	—	—

Total costs and expenses	14,045,000	19,909,000	12,855,000	11,192,000	10,821,000

Loss from operations	(2,285,000)	(8,575,000)	(2,115,000)	(713,000)	(561,000)
Interest expense	263,000	78,000	26,000	19,000	930,000
Interest income and other, net	186,000	777,000	986,000	867,000	413,000

Net income (loss)	$(2,362,000)	$(7,876,000)	$(1,155,000)	$135,000	$(1,100,000)

Diluted Per Common Share Amounts:
Net income (loss)	$(0.36)	$(1.20)	$(0.18)	$0.02	$(.29)

Shares used in computing diluted per share amounts (4)	6,545,000	6,541,000	6,513,000	7,429,000	3,821,000
Balance Sheet Data:
Cash and cash equivalents	$4,422,000	$6,436,000	$15,097,000	$17,263,000	$16,709,000
Restricted cash	2,279,000	2,655,000	—	—	—
Total assets	12,079,000	16,896,000	19,916,000	20,154,000	20,200,000
Long-term obligations, including current portion	3,125,000	3,700,000	521,000	186,000	237,000
Accumulated deficit	(33,896,000)	(31,534,000)	(23,658,000)	(22,503,000)	(22,638,000)
Shareholders' equity	7,631,000	9,983,000	17,713,000	18,791,000	18,651,000

(1)
Reflects a $1,190,000 non-recurring, non-cash charge for the impairment of long-lived assets and a $505,000 non-recurring restructuring charge.

(2)
Reflects a non-recurring restructuring charge.

(3)
Reflects a lease abandonment charge for facilities relocation.

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

Overview

        The Company is a leader in the development, manufacture and sale of active drug transport systems used to treat local inflammation in the sports and occupational medicine and physical therapy markets. The Company's current product line is based on proprietary iontophoretic drug delivery technology. The majority of the Company's revenues have been generated through the sale of the Phoresor system and related products that employ its proprietary technology. The Company is seeking opportunities to market or develop new products designed to improve the quality and efficiency of medical care it its served markets. In addition, the Company is seeking collaborative opportunities to develop its non-invasive drug transport technology to satisfy substantial unmet medical needs. The Company has proprietary technologies in various stages of research and product development for the treatment of acute local inflammation and for the treatment of ophthalmic disease. Since its inception, the Company has generally incurred operating losses as a result of costs associated with internally funded research and development activities. As of June 30, 2002, the Company's accumulated deficit was approximately $33.9 million. The Company's ability to achieve and sustain profitability will depend on its ability to achieve market acceptance and successfully expand sales of its existing products and successfully complete the development of, receive regulatory approvals for, and successfully manufacture and market its products under development, as to which there can be no assurance.

Fiscal Years Ended June 30, 2002 and 2001

        Revenues.    The Company achieved record annual product sales of $11.2 million in fiscal 2002 compared to $11.1 million in fiscal 2001. The increased product sales in the last three fiscal quarters of 2002, including record sales in the fourth quarter, helped offset the negative impact on sales orders in the first quarter resulting from a market shortage of an anti-inflammatory drug often used with its iontophoretic drug delivery products. The Company believes that the long-term effects of this drug shortage have since been mitigated and its sales orders have returned to normal levels following the drug shortage.

        Contract research revenues, royalties and license fees were $591,000 in fiscal 2002 compared to $192,000 in fiscal 2001. The increase in contract research revenue reflects the recognition of a $350,000 one-time payment for work performed under a collaborative research agreement with Santen Pharmaceuticals Co., Ltd. The Company and Santen have concluded work under their collaborative development agreement. The amount of future revenue levels will be dependent upon the Company's ability to expand its existing relationships and establish new collaborative research and product development programs.

        Costs of Products Sold.    Costs of products sold increased 9% to $4.2 million in fiscal 2002 from $3.8 million in fiscal 2001. Gross margins on product sales were 63% in fiscal 2002 compared to 66% in fiscal 2001, reflecting higher fixed costs, including depreciation expense, associated with the Company's new manufacturing and research facility.

        Research and Development Expense.    Research and development expenditures decreased $5.1 million, or 66%, to $2.6 million in fiscal 2002 from $7.7 million in fiscal 2001. The Company's research and development expenditures in the current periods reflect its investment in its ophthalmic and other product development programs. The decrease in fiscal 2002 was a result of cost reduction measures, including the suspension or curtailment of certain product development programs. During fiscal 2003, the Company intends to concentrate research and development efforts on its commercial business for the development of treatments for acute local inflammation in the sports and occupational medicine and physical therapy markets.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased 31% to $5.6 million in fiscal 2002 compared to $8.0 million in 2001. This decrease relates primarily to the suspension of the Company's local inflammation development program, which resulted in a decrease of certain pre-market research and other costs associated with the program.

        Non-recurring charges.    Consistent with current accounting standards and according to its policy, the Company reviews long-lived assets for impairment whenever events occur or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Following the suspension of certain research and development activities, a change in strategic focus, and the implementation of a new patent management strategy, the Company performed a review for impairment of its intangible assets. Based on the review, the Company recorded a non-cash charge of $1,190,000 for the impairment of long-lived assets for the period ended June 30, 2002. The impairment charge represents the write-off of unamortized acquisition costs of certain patents and other intellectual property rights related to certain product development programs that have either been suspended or curtailed.

        The Company accrued for and recorded restructuring charges of $505,000 and $353,000 in fiscal 2002 and 2001 for certain involuntary employee termination benefits related to the suspension or curtailment of certain product development programs. During fiscal 2002 and 2001, 13 and 5 employees, respectively, were terminated and received involuntary termination benefits. Of the 18 total employees terminated, 11 were engaged in research and product development activities, and 7 in sales and general administration. As of June 30, 2002, substantially all of these termination benefits had been paid.

        Other Costs and Expenses.    Interest expense increased to $263,000 in fiscal 2002 from $78,000 in fiscal 2001. The increase is attributed to higher interest expense resulting from the increased equipment and furniture purchased under the Company's lease line and the term loan related to the building consolidation and relocation. Interest income and other miscellaneous income was $186,000 in fiscal 2002, compared to $777,000 in fiscal 2001. Amounts in both periods reflect interest earnings on invested cash balances. The decrease is due to lower interest rates on a lower invested cash balance.

        Income Taxes.    The Company has substantial net operating loss carryforwards, which, under the current "change of ownership" rules of the Internal Revenue Code of 1986, as amended, may be subject to substantial annual limitation. No income tax benefit was recognized for fiscal 2002 or 2001.

        Net Loss.    A net loss of $2,362,000 in fiscal 2002 compares to a net loss of $7,876,000 in fiscal 2001. The improved net loss position in fiscal 2002 was a result of significant cost control measures, including the suspension or curtailment of certain development programs, taken by the Company. The net loss in fiscal 2002 includes non-recurring charges of $1,695,000. The majority of the fiscal 2001 net loss can be attributed to internally funded research and development programs, including approximately $6.0 million for Phase III clinical studies and other expenses associated with the local inflammation program.

Fiscal Years Ended June 30, 2001 and 2000

        Revenues.    Product sales increased 5% to $11.1 million in fiscal 2001 from $10.6 million in fiscal 2000. Growth in the Company's IOGEL line of iontophoretic patches and increased market acceptance of iontophoresis contributed to the increase in product sales.

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

        Research and Development Expense.    Research and development expenditures increased 140% to $7.7 million in fiscal 2001 from $3.2 million in fiscal 2000, which reflected the Company's investment in key internal research and product development programs. During fiscal 2001 and 2000, the Company invested $4.4 million and $1.2 million, respectively, in product development and Phase III clinical studies related to its local inflammation program. In addition, during fiscal 2001, the Company invested further into the pre-clinical development of its proprietary ophthalmic pharmaceutical systems.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased 44% to $8.0 million in fiscal 2001 compared to $5.6 million in 2000. This increase relates primarily to pre-marketing activity associated with the Company's acute local inflammation program, as well as increased patent prosecution and maintenance costs.

        Non-recurring Charge.    The Company incurred a non-recurring charge in fiscal 2000 of $360,000 associated with the planned consolidation of its research, administrative and manufacturing operations.

        Other Costs and Expenses.    Interest expense increased to $78,000 in fiscal 2001 from $26,000 in fiscal 2000. This increase can be attributed to higher interest expense associated with higher long-term obligations. Interest income and other miscellaneous income was $777,000 in fiscal 2001, compared to $986,000 in fiscal 2000. Amounts in both periods reflect interest earnings on the invested cash balances.

        Net Loss.    A net loss of $7,876,000 in fiscal 2001 compares to a net loss of $1,155,000 in fiscal 2000. The majority of the net loss in fiscal 2001 and 2000 can be attributed to internally funded research and development programs, including Phase III clinical studies associated with the local inflammation program. Approximately $6.0 million of fiscal 2001 operating expenses were attributed to the local inflammation program compared to approximately $1.2 million in fiscal 2000. During both periods, net interest earnings on invested cash balances offset a loss from operations, in part.

Liquidity and Capital Resources

        During fiscal 2002, 2001, and 2000, the Company's operating losses, which resulted primarily from investment in research and development programs, were funded largely by cash flow from its commercial operating business and its cash reserves from its initial public offering in April 1998.

        As of June 30, 2002, the Company had cash and cash equivalents totaling approximately $4.4 million. Additionally, the Company had approximately $2.3 million of long-term restricted cash, invested in mutual funds and used to secure long-term financing. Cash in excess of immediate requirements is invested in a manner which is intended to maximize liquidity and return while minimizing investment risk, and, whenever possible, the Company seeks to minimize the potential effects of concentration of credit risk.

        The Company consumed $1,705,000, $5,545,000, and $491,000 in cash from operating activities during fiscal 2002, 2001, and 2000, respectively. The Company's efforts to stabilize its cost structure resulted in an improved net loss position and a decrease in cash consumption for operating activities in fiscal 2002. The increased consumption of cash for operating activities in fiscal 2001 can be attributed to the Company's investment in research and product development and the resulting net operating losses.

        Historically, the Company's operations have not been capital intensive. However, during fiscal 2001 the Company invested approximately $3.3 million for the relocation and consolidation of its research and manufacturing facilities and for new equipment to automate its manufacturing process. The Company used long-term financing agreements to fund these investments.

        As of June 30, 2002, the Company had approximately $3.1 million outstanding under financing agreements, all of which was recorded as long-term obligations, including the current portion. The Company intends to enter into additional financing agreements to fund the majority of its capital equipment needs during the next 12 months, but does not anticipate a significant investment in capital equipment during that time. The Company's equipment and furniture expenditures in excess of equipment acquired under capital lease agreements were $110,000, $289,000, and $234,000 in fiscal 2002, 2001, and 2000, respectively.

        Other sources and uses of cash during the periods included the following: During fiscal 2002, the Company used $575,000 for payments on long-term obligations and its restricted cash requirements decreased $376,000. During fiscal 2001, the Company used $217,000 for payments on long-term obligations; received $45,000 in proceeds from exercise of stock options; and secured long-term financing with $2,655,000 of restricted cash. During fiscal 2000, the Company purchased all rights to the iontophoretic intellectual property owned by Laboratories Fournier, including patented technology, know-how and a 10-year non-compete clause, at a cost of $1.4 million, including transaction expenses; used $84,000 for payments on long-term capital lease obligations; and received $43,000 in proceeds from exercise of stock options.

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

        The Company will continue to incur costs associated with its research and product development activities. During fiscal 2003, these costs will be funded internally from the Company's established commercial business; term loan and capital lease financing agreements; and from existing cash balances. The Company anticipates that at its current operating levels, existing cash balances and cash generated from operations will be sufficient to fund its operating needs through fiscal 2004 and beyond. However, the Company may be required to or elect to raise additional capital before that time. The Company's actual capital requirements will depend on numerous factors, many of which are outside the Company's control.

Critical Accounting Policies

        Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The following list is not intended to be a comprehensive list of all of our accounting policies. Our significant accounting policies are more fully described in Note 1 of our consolidated financial statements. In many cases, the accounting treatment of a particular transaction is dictated by accounting principles generally accepted in the United States, with no need for management's judgment or estimation in its application. There are also areas in which management's judgment in selecting an available alternative would not produce a materially different result. The following is a brief discussion of the more significant accounting policies and methods used by us:

        General—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Revenue Recognition—Revenues on product sales are recognized when there is persuasive evidence that an arms length transfer has occurred, generally upon shipment, when title has passed, and the price is fixed or determinable. The Company recognizes revenue from contract research based upon performance of its obligations, making qualifying expenditures and delivery of reports and data. Revenues from royalty and license agreements are based on third-party sales and are recognized in the quarter in which payment is either received or may be reasonably estimated.

        Long Lived Assets—The carrying amounts of long-lived assets, and the related amortization periods, are reviewed for impairment whenever events occur or changes in circumstances indicate that the carrying amount of an asset may not be recoverable within the estimated useful life. When the Company determines the existence of impairment indicators, the impairment loss is measured based on the excess of carrying value over the estimated fair value of the impaired assets. The carrying value of the underlying assets is reduced, with the reduction charged to expense, so that the carrying value is equal to fair value.

        Inventories—Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The Company evaluates the carrying value of its inventories at least quarterly, taking into account such factors as historical and anticipated future sales compared with quantities on hand, the price the Company expects to obtain for its products in their respective markets compared with historical cost, and the remaining shelf life of goods on hand.

New Accounting Pronouncements

        In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," which addresses financial accounting and reporting for the disposal of long-lived assets. SFAS 144 is required to be adopted for all fiscal years beginning after December 15, 2001. The Company does not expect the adoption of SFAS 144 to have a significant impact on its financial position or results of operation.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 to have a significant impact on its financial position or results of operation.

Additional Risk Factors

        Future results could differ materially from those currently anticipated by the Company due to a number of factors, including those identified in this section and elsewhere in this Form 10-K, any of which could have a material adverse impact on the Company's business, financial condition or results of operations.

        Continuing Operating Losses; Uncertainty of Future Profitability.    Since 1991, the Company has sustained losses in each fiscal year, except fiscal years 1999 and 1996. The Company had an accumulated deficit of $33.9 million as of June 30, 2002. The Company's ability to achieve and sustain profitability will depend on its ability to achieve market acceptance, successfully expand sales of its existing products, and successfully complete the development of, receive regulatory approvals for, and successfully manufacture and market, its products under development. The success of the Company's current products and products under development may also depend on the timing of new product introductions by the Company relative to its competitors and other factors.

        Uncertainties Related to Product Development.    The Company may be required to undertake time-consuming and costly product development activities, including clinical trials, and seek regulatory approval for new applications and products. Product revenues may not be realized from the sale of any such products for several years, if at all. The Company can give no assurance that its product development efforts, either alone or in collaboration with other parties, will ever be successfully completed, that it can obtain required regulatory approvals of its products, that products under development can be manufactured at acceptable cost or with appropriate quality, or that its products can meet market needs or achieve market acceptance.

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

        Reliance on Collaborative Partners.    The Company has previously entered into arrangements with corporate partners, licensors, licensees and other parties for the development, clinical testing, manufacture, marketing or commercialization of certain of its products or products in development. The process of establishing collaborative partners is difficult, time-consuming, and involves significant uncertainty. Discussions with potential collaborators may not lead to the establishment of new collaborative relationships on favorable terms, if at all. If successful in establishing a collaborative agreement, such agreement may never result in the successful development of products or the generation of significant revenue. Until the Company elects to and enters into additional collaborative agreements, it will be required to internally fund all of its research and development expenditures. Such agreements could limit the Company's flexibility in pursuing alternatives for the development or commercialization of its products. To the extent the Company chooses not, or is not able, to establish such collaborations, it could experience significantly increased business risk and capital requirements in the development, clinical testing, manufacturing, marketing and commercialization of its products. The Company could also encounter significant delays in introducing products into markets or find that the development, manufacture or sale of proposed products in such markets is adversely affected by the absence of those collaborative arrangements.

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

        The Company also relies on trade secrets and other unpatented proprietary information in its product development activities. The Company seeks to protect trade secrets and proprietary knowledge, in part, through confidentiality agreements with its employees, consultants, advisors and collaborators. To the extent the Company relies on confidential information to maintain its competitive position, there can be no assurance other parties may not independently develop the same or similar information. These agreements may not effectively prevent disclosure of the Company's confidential information and may not provide the Company with an adequate remedy in the event of unauthorized disclosure of such information. The Company's failure to obtain or maintain patent and trade secret protection, for any reason, could have a material adverse effect on the Company's business, financial position and results of operations. Also, the effect of potential legislative changes on the Company's intellectual property is uncertain.

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

        Future Capital Needs; Uncertainty of Additional Funding.    The further development and commercialization of the Company's products and technology will require a commitment of substantial funds to conduct research and development activities, including preclinical and clinical studies, to expand distribution and hire additional sales and marketing personnel and to expand and develop manufacturing capabilities. Although the Company believes that at its current operating levels, existing cash balances and cash generated from operations will be sufficient to fund its operating needs through fiscal 2004 and beyond, it may be required or elect to raise additional capital before that time. Actual capital requirements will depend on numerous factors, including but not limited to, the costs and timing of research and development activities, the number and type of clinical tests required in seeking approval of products from governmental agencies, the success of the development efforts, the costs and timing of sales and marketing expansion, the extent to which existing and new products gain market acceptance, the ability to maintain existing and enter into new collaborative relationships, competing technological and market developments, the progress of distributors' commercialization efforts, the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent claims and other intellectual property rights, developments related to regulatory and third party reimbursement issues, and other factors.

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

        Limited Manufacturing Experience.    The Company manufactures its iontophoretic drug delivery electrodes in quantities sufficient to satisfy its current level of product sales. To meet increases in sales, the Company may need to increase its production significantly beyond its present manufacturing capacity. Accordingly, the Company may be required to increase its manufacturing capacity or to contract with another party to manufacture its products. There can be no assurance the Company can successfully increase its capacity on a profitable basis, or contract with another party on terms acceptable to the Company, if at all. Significant increases in production volume will likely require changes in the Company's product and manufacturing process in order to facilitate increased automation of the Company's production. There can be no assurance such changes in products or processes or efforts to automate the Company's manufacturing process will be successful.

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

        Uncertainty of Health Care Reimbursement.    The Company's ability to commercialize its products successfully will depend, in part, on the extent to which reimbursement for the costs of those products and related treatments will be available from government health administration authorities, private health insurers and other organizations in the United States and in foreign markets where the Company's products will be sold and used. Third party payors can affect the pricing or relative attractiveness of the Company's products by regulating the reimbursement they provide on the Company's or competing products or therapies. There can be no assurance such reimbursement will continue at present levels, if at all. Some insurance carriers do not reimburse health care providers for use of the Company's products in certain applications. Furthermore, significant uncertainty exists as to the reimbursement status of new health care products.

        The Company is unable to predict what adverse impact on the Company, if any, additional government regulations, legislation or initiatives or changes by third party payors affecting reimbursement or other matters that may influence decisions to obtain medical devices may have.

        Retention and Attraction of Key Employees.    The Company is dependent on its ability to continue to attract and retain qualified scientific, managerial, manufacturing, engineering and sales and marketing personnel. There is intense competition for qualified personnel in the Company's area of activity, and there can be no assurance the Company will be able to continue to attract and retain the qualified personnel necessary for the development of its business. The Company does not carry key-man insurance with respect to any of its executives or employees.

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

        The Company's consolidated financial statements are included elsewhere in this Report.

Item 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

Consolidated Financial Statements

IOMED, Inc.

June 30, 2002

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
IOMED, Inc.

        We have audited the accompanying consolidated balance sheets of IOMED, Inc. as of June 30, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IOMED, Inc. at June 30, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

Salt Lake City, Utah
August 8, 2002

IOMED, Inc.

Consolidated Balance Sheets

	June 30,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$4,422,000	$6,436,000
Accounts receivable, less allowance for doubtful accounts of $62,000 in 2002 and $74,000 in 2001	1,193,000	1,283,000
Inventories	881,000	1,009,000
Prepaid expenses	114,000	78,000

Total current assets	6,610,000	8,806,000
Equipment and furniture, net	3,071,000	3,931,000
Restricted cash	2,279,000	2,655,000
Other assets	119,000	1,504,000

Total assets	$12,079,000	$16,896,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$309,000	$916,000
Accrued liabilities	1,014,000	2,225,000
Current portion of long-term obligations	556,000	575,000

Total current liabilities	1,879,000	3,716,000
Long-term obligations	2,569,000	3,125,000
Other long-term liabilities	—	72,000
Commitments and contingencies
Shareholders' equity:
Common shares, no par value; 100,000,000 shares authorized; 6,544,670 shares issued and outstanding in 2002 and 2001	34,646,000	34,636,000
Convertible preferred shares, no par value; 10,000,000 shares authorized; 893,801 shares issued and outstanding in 2002 and 2001	6,881,000	6,881,000
Accumulated deficit	(33,896,000)	(31,534,000)

Total shareholders' equity	7,631,000	9,983,000

Total liabilities and shareholders' equity	$12,079,000	$16,896,000

See accompanying notes.

IOMED, Inc.

Consolidated Statements of Operations

	Year ended June 30,
	2002	2001	2000
Revenues:
Product sales	$11,169,000	$11,142,000	$10,569,000
Contract research revenue, royalties and license fees	591,000	192,000	171,000

Total revenues	11,760,000	11,334,000	10,740,000
Operating costs and expenses:
Cost of products sold	4,165,000	3,807,000	3,692,000
Research and product development	2,600,000	7,707,000	3,210,000
Selling, general and administrative	5,585,000	8,042,000	5,593,000
Non-recurring charges	1,695,000	353,000	360,000

Total costs and expenses	14,045,000	19,909,000	12,855,000

Loss from operations	(2,285,000)	(8,575,000)	(2,115,000)
Interest expense	263,000	78,000	26,000
Interest income and other, net	186,000	777,000	986,000

Net loss	$(2,362,000)	$(7,876,000)	$(1,155,000)

Basic and diluted loss per common share	$(0.36)	$(1.20)	$(.18)

See accompanying notes.

IOMED, Inc.

Consolidated Statements of Shareholders' Equity

	Common Shares
			Convertible Preferred Shares	Accumulated Deficit
	Shares	Amount			Total
Balance at June 30, 1999	6,507,744	$34,413,000	$6,881,000	$(22,503,000)	$18,791,000
Stock options exercised	19,791	43,000	—	—	43,000
Compensation related to non-employee stock option grants	—	34,000	—	—	34,000
Net loss	—	—	—	(1,155,000)	(1,155,000)

Balance at June 30, 2000	6,527,535	34,490,000	6,881,000	(23,658,000)	17,713,000
Stock options exercised	17,135	45,000	—	—	45,000
Compensation related to non-employee stock option grants	—	101,000	—	—	101,000
Net loss	—	—	—	(7,876,000)	(7,876,000)

Balance at June 30, 2001	6,544,670	34,636,000	6,881,000	(31,534,000)	9,983,000
Compensation related to non-employee stock option grants	—	10,000	—	—	10,000
Net loss	—	—	—	(2,362,000)	(2,362,000)

Balance at June 30, 2002	6,544,670	$34,646,000	$6,881,000	$(33,896,000)	$7,631,000

See accompanying notes.

IOMED, Inc.

Consolidated Statements of Cash Flows

	Year ended June 30,
	2002	2001	2000
Cash flows from operating activities
Net loss	$(2,362,000)	$(7,876,000)	$(1,155,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,165,000	747,000	380,000
Provision for doubtful accounts	24,000	24,000	—
Impairment of long-lived assets and other non-cash charges	1,200,000	159,000	394,000
Changes in operating assets and liabilities:
Accounts receivable	66,000	32,000	(47,000)
Inventories	128,000	(242,000)	15,000
Prepaid expenses	(36,000)	41,000	(120,000)
Trade accounts payable	(607,000)	771,000	(92,000)
Accrued expenses and other liabilities	(1,283,000)	799,000	134,000

Net cash used in operating activities	(1,705,000)	(5,545,000)	(491,000)
Cash flows from investing activities
Purchases of equipment and furniture	(110,000)	(289,000)	(234,000)
Purchase of intangible assets	—	—	(1,400,000)

Net cash used in investing activities	(110,000)	(289,000)	(1,634,000)
Cash flows from financing activities
Proceeds from issuance of common shares	—	45,000	43,000
Change in restricted cash	376,000	(2,655,000)	—
Payments on long-term obligations	(575,000)	(217,000)	(84,000)

Net cash used in financing activities	(199,000)	(2,827,000)	(41,000)

Net decrease in cash and cash equivalents	(2,014,000)	(8,661,000)	(2,166,000)
Cash and cash equivalents at beginning of year	6,436,000	15,097,000	17,263,000

Cash and cash equivalents at end of year	$4,422,000	$6,436,000	$15,097,000

Supplemental disclosures of cash flow information
Cash paid for interest	$263,000	$78,000	$26,000
Cash paid for income taxes	$—	$—	$—
Supplemental schedule of non-cash activities
Purchase of equipment under long-term obligations	$—	$3,338,000	$419,000
Write-off of fixed assets against lease abandonment accrual	$—	$39,000	$—

See accompanying notes.

IOMED, Inc.

Notes to Consolidated Financial Statements

1. Description of Business and Summary of Significant Accounting Policies

Description of Business

        IOMED, Inc., a Utah corporation (the "Company"), is a leader in the development, manufacture and sale of active drug transport systems primarily used to treat acute local inflammation in the sports and occupational medicine and physical therapy markets. The Company is seeking opportunities to market or develop new products designed to improve the quality and efficiency of medical care in its served markets. In addition, the Company is seeking collaborative opportunities to develop its non-invasive drug transport technology to satisfy substantial unmet medical needs. The Company has proprietary technology in various stages of research and product development for the treatment of acute local inflammation and for the treatment of ophthalmic disease.

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Dermion, Inc., which was unincorporated in fiscal 2002. All significant intercompany transactions and accounts have been eliminated.

Estimates

        Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents

        The Company considers all highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents, including $375,000 restricted to secure the current portion of long-term obligations (see note 4).

Concentrations of Credit Risk

        The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents and trade accounts receivable. Cash and cash equivalents are held in federally insured financial institutions or invested in high-grade short-term commercial paper issued by major United States corporations. The Company sells its products primarily to, and has trade accounts receivable with, independent durable medical equipment dealers in the United States and abroad. Less than 10% of product sales are to foreign customers. As a general policy, collateral is not required for accounts receivable; however, the Company maintains an allowance for losses based upon expected collections of accounts receivable. Additionally, customers' financial condition and credit worthiness are regularly evaluated and historical losses have not been material. Sales to one customer accounted for approximately 20%, 18% and 16% of the Company's product sales for the years ended June 30, 2002, 2001 and 2000. At June 30, 2002, 2001 and 2000, amounts due from such customer accounted for approximately 29%, 14% and 14% of trade receivables, all of which was current. The Company considers credit risk from concentrations of trade accounts receivable to be low.

Reclassifications

        Certain reclassifications have been made to prior year balances to conform to the financial statement presentation included herein.

Revenue Recognition

        Revenues on product sales are recognized when there is persuasive evidence that an arms length transfer has occurred, generally upon shipment, when title has passed, and the price is fixed or determinable. The Company recognizes revenue from contract research based upon performance of its obligations, making qualifying expenditures and delivery of specified research reports and data. Revenues from royalty and license agreements are based on third-party sales and are recognized in the quarter in which payment is either received or may be reasonably estimated.

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

Inventories

        Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The Company evaluates the carrying value of its inventories at least quarterly, taking into account such factors as historical and anticipated future sales compared with quantities on hand, the price the Company expects to obtain for its products in their respective markets compared with historical cost, and the remaining shelf life of goods on hand. Inventories consist of the following:

	June 30,
	2002	2001
Raw materials	$562,000	$688,000
Work-in-progress	26,000	40,000
Finished goods	293,000	281,000

	$881,000	$1,009,000

Equipment and Furniture

        Equipment and furniture are stated at cost. Depreciation and amortization is computed using the straight-line method over estimated useful lives of three to five years. Leasehold improvements are amortized over the term of the lease or the useful life of the improvements, whichever is shorter. Equipment and furniture consist of the following:

	June 30,
	2002	2001
Manufacturing equipment	$1,680,000	$1,673,000
Office and research and development equipment	1,991,000	1,889,000
Leasehold improvements	2,736,000	2,736,000

	6,407,000	6,298,000
Less accumulated depreciation and amortization	(3,336,000)	(2,367,000)

	$3,071,000	$3,931,000

Intangible Assets

        In June 2002, the Company recorded a non-recurring, non-cash charge of $1,190,000 for the impairment of long-lived intangible assets (see Note 6), which represented the unamortized acquisition costs of these intangible assets. At June 30, 2001, intangible assets totaling $1,362,000, net of amortization, are included in other assets and consist of rights to certain patents, trademarks, non-compete agreements, and other intellectual property.

Long Lived Assets

        The carrying amounts of long-lived assets, and the related amortization periods, are reviewed for impairment whenever events occur or changes in circumstances indicate that the carrying amount of an asset may not be recoverable within the estimated useful life. When the Company determines the existence of impairment indicators, the impairment loss is measured based on the excess of carrying value over the estimated fair value of the impaired assets (see Note 6). The carrying value of the underlying asset is reduced, with the reduction charged to expense, so that the carrying amount is equal to fair value.

Stock Options

        The Company has elected to follow Accounting Principles Board Opinion No. 25-Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee stock options rather than adopting the alternative fair value accounting provided for under Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation. Because the exercise price of the Company's employee stock options equals the market price of the underlying shares on the date of grant, under APB 25, the Company does not recognize any compensation expense.

        Stock compensation expense for options granted to non-employees has been determined in accordance with SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services (EITF 96-18). The fair value of options granted to non-employees and the associated expense is periodically re-measured as the underlying options vest.

Loss Per Share

        The Company's net loss per share has been calculated in accordance with SFAS No. 128-Earnings Per Share and, accordingly, includes a computation of both basic and diluted loss per share. Net loss as presented in the statements of operations represents the numerator used in computing loss per share and the following table sets forth the computation of the weighted average shares used in determining basic and diluted loss per share:

	2002	2001	2000
	(in thousands)
Denominator for basic loss per share—weighted average shares	6,545	6,541	6,513
Dilutive securities: preferred stock, convertible debt, warrants and stock options	—	—	—

Denominator for diluted loss per share—adjusted weighted average shares and assumed conversions	6,545	6,541	6,513

        At June 30, 2002, the following securities were outstanding but were not included in the computation of diluted loss per share due to their anti-dilutive effect: options to purchase 1,477,383 common shares at a weighted average exercise price of $3.11 per share; warrants to purchase 233,542 common shares at a weighted average price of $10.26 per share; and 893,801 Series D Convertible Preferred Shares convertible on a share-for-share basis into common stock.

Research and Development Costs

        Research and development expenses, including those incurred in relation to the Company's collaborative agreements, are expensed in the period incurred and are comprised of costs incurred in performing research and development activities, including salaries and benefits, facilities costs, overhead costs, clinical trial and related clinical manufacturing costs, consulting, contract services, and costs related to development of commercial scale manufacturing capabilities.

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

New Accounting Pronouncements

        In October 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," which addresses financial accounting and reporting for the disposal of long-lived assets. SFAS 144 is required to be adopted for all fiscal years beginning after December 15, 2001. The Company does not expect the adoption of SFAS 144 to have a significant impact on its financial position or results of operation.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 to have a significant impact on its financial position or results of operation.

2. Restricted Cash

        The Company maintains an interest bearing money market account with a lending bank, $2,279,000 of which is being held as a compensating balance under a long-term obligation (see note 4) and is restricted as to withdrawal. The restricted cash balance requirement decreases over the life of the obligation as payments are made.

3. Accrued Liabilities

        Accrued liabilities consist of the following:

	June 30,
	2002	2001
Payroll and related benefits	$342,000	$436,000
Professional fees	119,000	98,000
Lease and other obligations on abandoned facilities	146,000	201,000
Product development obligations	40,000	1,144,000
Royalties	135,000	70,000
Prepaid contract revenue	—	175,000
Other	232,000	101,000

	$1,014,000	$2,225,000

        Product development obligations are expenses incurred prior to June 30, 2001, relating to clinical research, product development, and pre-marketing activities associated with the Company's product development program for the treatment of acute local inflammation that was suspended in June 2001. Included in this amount at June 30, 2002 and 2001, is approximately $8,000 and $285,000, respectively, for certain involuntary employee termination benefits (see Note 6).

4. Commitments

Royalty Agreements

        The Company is the licensee under royalty agreements, which provide for the payment of royalties to the licensor based upon net sales of the products under royalty. Royalty expense in each of the three years in the period ended June 30, 2002 was not material.

Operating Leases

        The Company leases space and certain equipment under non-cancelable operating lease agreements that expire at various dates through April 2006. Rental expense for such leases was $426,000, $405,000 and $227,000 for the years ended June 30, 2002, 2001 and 2000, respectively. It is generally expected that, in the normal course of business, operating leases that expire will be renewed or replaced by other leases with similar terms. Future minimum lease payments under non-cancelable operating leases at June 30, 2002, were $1,353,000. These obligations mature as follows: fiscal 2003—$383,000; fiscal 2004—$338,000; fiscal 2005—$339,000; fiscal 2006—$287,000; and fiscal 2007—$6,000.

Long-Term Obligations

        The Company has acquired various equipment and furniture under capital lease agreements. The capitalized cost of such equipment was $1,379,000 at June 30, 2002 and 2001 and accumulated amortization was $577,000 and $298,000, respectively. Under these capital lease agreements, the Company is required to meet certain financial covenants, all of which have been met.

        The Company refinanced $2,700,000 of capital lease obligations into a term loan, collateralized by the underlying assets, restricted cash and cash, with a fixed rate of 6.82%, payable in 84 monthly installments of $40,519 maturing April 2008. At June 30, 2002, the outstanding balance was $2,334,000. Payments of approximately $486,000 are due within one year, of which $337,000 is principal reduction.

        The carrying values of the long-term obligations approximate fair values as the interest rates on these long-term obligations approximate market rates of interest. Future minimum payments under long-term obligations consisted of the following at June 30, 2002:

Year ending June 30:
2003	$770,000
2004	766,000
2005	723,000
2006	610,000
2007	486,000
Thereafter	405,000

Total minimum payments	3,760,000
Amounts representing interest	(635,000)

Present value of net minimum payments	3,125,000
Less current portion of long-term obligations	(556,000)

Non-current portion of long-term obligations	$2,569,000

5. Shareholders' Equity

Stock Options

        The Company has adopted and approved two incentive compensation plans. The Company's 1988 Stock Option Plan was approved by the shareholders in November 1988 and the Company's 1997 Share Incentive Plan was approved by the shareholders in November 1997. The 1988 Stock Option Plan expired in August 1998 and no further grants were made under the Plan following the adoption of the 1997 Share Incentive Plan. In general, options granted vest over zero to five years. A summary of the activity under the Plans during each of the three years ended June 30, 2002, is as follows:

		Outstanding Stock Options
	Shares Available for Grant	Number of Shares	Price Per Share	Weighted- Average Exercise Price
Balance at June 30, 1999	769,400	842,377	$0.72-$9.00	$3.25
Options granted	(418,500)	418,500	$2.25-$3.88	$3.50
Options exercised	—	(19,791)	$2.16	$2.16
Options canceled	5,500	(20,666)	$0.72-$8.88	$4.52

Balance at June 30, 2000	356,400	1,220,420	$0.72-$9.00	$3.33
Additional authorization	1,500,000
Options granted	(362,500)	362,500	$3.75-$6.50	$5.14
Options exercised	—	(17,135)	$0.72-$3.60	$2.63
Options canceled	115,227	(154,322)	$2.16-$8.88	$3.90

Balance at June 30, 2001	1,609,127	1,411,463	$2.16-$9.00	$3.74
Options granted	(684,500)	684,500	$1.49-$3.24	$2.22
Options exercised	—	—	—	$—
Options canceled	591,966	(618,580)	$1.89-$8.88	$3.57

Balance at June 30, 2002	1,516,593	1,477,383	$1.49-$9.00	$3.11

The weighted average fair value of options granted in the years ended June 30, 2002, 2001 and 2000, was $1.49, $3.44 and $2.26, respectively. Additional information regarding the options outstanding at June 30, 2002 follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.49-$2.63	964,969	8.03	$2.09	471,682	$2.20
$3.24-$4.80	333,197	5.13	$4.14	248,525	$4.36
$6.50-$9.00	179,217	6.53	$6.67	151,245	$6.69

$1.49-$9.00	1,477,383	7.20	$3.11	871,452	$3.59

        Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. Had compensation cost for the Company's employee stock options been determined consistent with the methodology prescribed under SFAS 123, the Company's net loss and loss per share would have been increased by approximately $241,000, $680,000, and $378,000, or $0.04, $0.10, and $0.06 per common share in fiscal 2002, 2001, and 2000, respectively. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2002, 2001 and 2000, respectively: risk-free interest rates of 3.8%, 5.5% and 6.5%; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of 0.73, 0.74 and 0.63; and a weighted-average expected life of the option of 6 years.

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

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. Because the effect of SFAS 123 is prospective, the initial impact on pro forma net loss may not be representative of compensation expense in future years.

        In accordance with EITF 96-18, the Company accounts for stock options issued to non-employees at fair value. The value of the stock options is amortized to expense over the vesting period. The Company has issued stock options to certain non-employees and recognized related compensation expense of $10,000 and $101,000 during the fiscal years ended June 30, 2002 and 2001.

Series D Convertible Preferred Shares

        The Series D preferred shares are convertible at the option of the holder, Elan Corporation, plc, into common shares, on a share-for-share basis, subject to adjustment for certain corporate transactions. Further, the Series D preferred shares are non-redeemable, non-voting and have no dividend, liquidation or similar preferences over common shares but are entitled to a pro rata share of any such distribution as if the Series D preferred shares had been converted into common shares.

Warrants

        The Company has three outstanding warrants, which entitle the holders thereof to acquire common shares of the Company. In April 1998, the Company issued a warrant to Everen Securities to acquire up to 170,000 shares for an initial exercise price of $9.38 per share. In November 1997, a warrant was issued to Novartis Pharmaceuticals Corporation to acquire up to 18,750 shares for an exercise price of $21.60 per share. In December 1996, a warrant was issued to the Alliance of Children's Hospitals, Inc. to acquire up to 44,792 shares for an exercise price of $8.88 per share. The warrants expire in April 2003, November 2002, and December 2003, respectively. At June 30, 2002, the Company had 233,542 shares of its authorized, unissued common shares reserved for issuance pursuant to these warrant obligations.

6. Non-recurring Charges

        Non-recurring charges consist of the following:

	June 30,
	2002	2001	2000
Non-cash charge for the impairment of long-lived assets	$1,190,000	$—	$—
Restructuring charge	505,000	353,000	—
Lease abandonment charge	—	—	360,000

	$1,695,000	$353,000	$360,000

Non-cash Charge For the Impairment of Long-Lived Assets

        In accordance with accounting principles generally accepted in the United States, certain patents and other intellectual property rights acquired from third parties were capitalized and were being amortized over the estimated useful lives. Consistent with the requirements of SFAS 144 and its predecessor, SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company reviews long-lived assets for impairment whenever events occur or changes in circumstances indicate that the carrying value of an asset may not be recoverable within its estimated useful life. Following the suspension or curtailment of certain research and development activities, a change in strategic focus, and the implementation of a new patent management strategy, the Company performed a review for impairment of its intangible assets. Based on the review, the Company recorded a non-recurring, non-cash charge of $1,190,000 for the estimated impairment in the carrying value of certain long-lived assets in the period ended June 30, 2002. The impairment charge represents the write-off of unamortized acquisition costs of certain patents and other intellectual property rights related to product development programs that have either been suspended or curtailed.

Restructuring Charge

        The Company accrued for and recorded restructuring charges of $505,000 and $353,000 in fiscal 2002 and 2001 for certain involuntary employee termination benefits related to the suspension of certain product development programs. During fiscal 2002 and 2001, 13 and 5 employees, respectively, were terminated and received involuntary termination benefits. Of the 18 total employees terminated, 11 were engaged in research and product development activities, and 7 in sales and general administration. As of June 30, 2002, substantially all of the termination benefits have been paid.

Lease Abandonment Charge

        In fiscal 2000, the Company entered into a lease agreement for a new facility and recorded a net non-recurring lease abandonment charge of $360,000 and accrued for costs associated with the non-cancelable abandoned lease and other obligations. All lease and other obligations associated with the abandonment are current and are classified as accrued liabilities at June 30, 2002.

7. Employee Benefit Plan

        The Company has established a 401(k) savings plan for its full-time employees and makes a matching contribution based on a percentage of the contributions of participating employees. The Company contributed approximately $77,000, $91,000 and $63,000 for the years ended June 30, 2002, 2001 and 2000.

8. Income Taxes

        Deferred taxes result from differences in the carrying value of various assets and liabilities between income tax reporting and financial reporting purposes. These differences arise from differing depreciation methods, and other reserves that are deductible in different periods for tax and financial reporting purposes. The approximate tax effect of temporary differences, net operating loss carryforwards and tax credit carryforwards as of June 30, 2002 and 2001, is as follows:

	2002	2001
Deferred tax assets:
Net operating loss carryforwards	$11,993,000	$6,565,000
Book in excess of tax depreciation	316,000	321,000
Book in excess of tax amortization	9,000	4,073,000
Tax credit carryforwards	918,000	903,000
Reserves	323,000	403,000

Total deferred tax assets	13,559,000	12,265,000
Valuation allowance	(13,559,000)	(12,265,000)

Net deferred tax assets	$—	$—

        There were no significant deferred tax liabilities in 2002 or 2001. The valuation allowance increased by $1,294,000 during the fiscal year.

        There were no net deferred income tax provisions in any of the years presented. The Company recorded no current federal or state income tax provision for fiscal 2002, 2001 and 2000.

        The reconciliation of income taxes at the statutory United States federal income tax rate and the Company's effective income expense attributable to continuing operations is as follows:

	2002	2001	2000
Tax at U.S. statutory rates	(34.0)%	(34.0)%	(34.0)%
State tax, net of federal tax benefit	(3.3)	(3.3)	(3.3)
Credits	(0.7)	(4.9)	0.0
Non-deductible interest and other expenses	0.8	0.8	1.5
Effect of deferred tax valuation adjustments	37.2	41.4	35.8

Effective income tax rate (percentage)	—%	—%	—%

        As of June 30, 2002, the Company had approximately $29,916,000 and $25,300,000 in federal and state net operating loss carryforwards, respectively, and $918,000 in federal tax credit carryforwards, that expire from 2003 through 2022. Utilization of the Company's net operating loss and credit carryforwards is limited to the future taxable income of the Company. Under the "change of ownership" provisions of the Internal Revenue Code, utilization of these net operating loss and credit carryforwards may be subject to an annual limitation.

9. Contingencies

        The Company is subject to various claims and legal proceedings covering matters that arise in the ordinary course of its business activities. Management believes any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the Company's consolidated financial position, operating results, or cash flows.

10. Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Fiscal 2002
Product sales	$2,493,000	$2,842,000	$2,808,000	$3,026,000	$11,169,000
Gross profit	1,591,000	1,779,000	1,739,000	1,895,000	7,004,000
Loss from operations	(572,000)	(1,000,000)	(18,000)	(695,000)	(2,285,000)
Net loss	(569,000)	(1,024,000)	(54,000)	(715,000)	(2,362,000)
Loss per share	$(0.09)	$(0.16)	$(0.01)	$(0.11)	$(0.36)
Cash flow	$(2,321,000)	$(249,000)	$(41,000)	$597,000	$(2,014,000)
Fiscal 2001
Product sales	$2,752,000	$2,764,000	$2,747,000	$2,879,000	$11,142,000
Gross profit	1,835,000	1,820,000	1,755,000	1,925,000	7,335,000
Loss from operations	(671,000)	(1,638,000)	(2,437,000)	(3,829,000)	(8,575,000)
Net loss	(439,000)	(1,410,000)	(2,263,000)	(3,764,000)	(7,876,000)
Loss per share	$(0.07)	$(0.22)	$(0.35)	$(0.57)	$(1.20)
Cash flow	$(671,000)	$(1,217,000)	$(1,827,000)	$(4,946,000)	$(8,661,000)

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

        The information required by this item is included under "Election of Directors," "The Board of Directors and Committees," and "Executive Officers" in the Company's Proxy Statement to be filed in connection with its Annual Meeting of Shareholders, to be held on November 15, 2002, and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

        The information required by this item is included under "Compensation of Directors and Executive Officers" in the Company's Proxy Statement to be filed in connection with its Annual Meeting of Shareholders, to be held on November 15, 2002, and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Certain information required by this item is included under "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement to be filed in connection with its Annual Meeting of Shareholders, to be held on November 15, 2002, and is incorporated herein by reference.

        The following table shows information about the securities authorized for issuance under the Company's equity compensation plans as of June 30, 2002:

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,477,383	$3.11	1,516,593
Equity compensation plans not approved by security holders	—	—	—

Total	1,477,383	$3.11	1,516,593

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is included under "Certain Relationships and Related Transactions" in the Company's Proxy Statement to be filed in connection with its Annual Meeting of Shareholders, to be held on November 15, 2002, and is incorporated herein by reference.

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

Exhibits Number	Description
3.1**	Amended and Restated Articles of Incorporation of the Company
3.2*	Amended and Restated Bylaws of the Company
4.1*	Reference is made to Exhibit 3.1
4.2*	Specimen of Common Share Certificate
4.3***	1988 Stock Option Plan of the Company
4.4***	1997 Share Incentive Plan of the Company
10.1*	Lease between the Company and Hayter Properties, Inc., dated September 1, 1997
10.2*	License Agreement between the Company and Elan International Services, Ltd., dated April 14, 1997
10.3*	License Agreement between the Company and Drug Delivery Systems, Inc., dated April 14, 1997
10.4*	Promissory Note issued by the Company to Elan International Management, Ltd., in the principal amount of $10,000,000, dated April 14, 1997
10.5*	Promissory Note issued by the Company to Elan International Management, Ltd., in the principal amount of $5,000,000, dated April 14, 1997
10.6*	Note Purchase and Warrant Agreement among the Company, Elan International Services, Ltd. And Elan International Management, Ltd. dated April 14, 1997
10.7*	Warrant issued to Elan International Services, Ltd., dated April 14, 1997
10.8*	Registration Rights Agreement between the Company and Elan International Services, Ltd., dated April 14, 1997
10.9*	Asset Acquisition Agreement between the Company and Fillauer, Inc., dated December 27, 1996
10.10*	License Agreement between the Company and Fillauer, Inc., dated December 26, 1996
10.11*	Warrant issued to Alliance of Children's Hospitals, Inc., dated December 1, 1996
10.12*	Stock Purchase Agreement between the Company and Child Health Investment Corporation, dated November 29, 1996
10.13*	Manufacturing Agreement between the Company and KWM Electronics Corporation, dated November 1, 1996
10.14*	Contribution Agreement between the Company and Dermion, Inc., dated March 29, 1996
10.15*	Patent License Agreement between the Company and Dermion, Inc., dated March 29, 1996
10.16*	Research and Development Agreement among the Company, Dermion, Inc. and Ciba-Geigy Corporation, dated March 29, 1996
10.17*	Stock Purchase Agreement among the Company, Dermion, Inc. and Ciba-Geigy Corporation, dated March 29, 1996
10.18*	Stockholders' Agreement among the Company, Dermion, Inc. and Ciba-Geigy Corporation, dated March 29, 1996
10.19*	Agreement between the Company and Laboratoires Fournier S.C.A., dated February 20, 1996
10.20*	Agreement between the Company and ALZA Corporation, dated July 28, 1993
10.21*	Supply Agreement between the Company and Abbot Laboratories, Inc., dated April 27, 1993
10.22*	Stock Purchase Agreement between the Company and The CIT Group/Venture Capital, Inc., dated March 8, 1993
10.23*	Stock Purchase Agreement between the Company and certain investors, dated February 19, 1993
10.24*	License Agreement between the Company and the University of Utah Research Foundation, dated October 1, 1992
10.25*	Warrant issued to Silicon Valley Bank, dated June 25, 1992
10.26*	Company 1997 Share Incentive Plan
10.27*	Preferred Stock Purchase Agreement between the Company, Newtek Ventures, MBW Venture Partners, Michigan Investment Fund, Utah Ventures, Cordis Corporation, Ian R.N. Bund, James R. Weersing and Robert J. Harrington, dated August 4, 1987
10.28*	Exchange Agreement among the Company, Novartis Pharmaceuticals Corporation and Dermion, Inc., dated November 1, 1997
10.29*	Warrant to Purchase Shares of Common Stock in favor of Novartis Pharmaceuticals Corporation, dated November 1, 1997
10.30*	First Amendment of Research & Development Agreement among the Company, Novartis Pharmaceuticals Corporation and Dermion, Inc. dated November 1, 1997
10.31*	Supply Agreement between the Company and Luitpold Pharmaceuticals, Inc./American Regent Laboratories, Inc. dated December 4, 1994
10.32****	Lease between the Company and NP#2, dated May 22, 2000
11.1*****	Statement re computation of earnings per share
21.1*	Schedule of Subsidiaries
23.1#	Consent of Ernst & Young LLP, Independent Auditors
99.1#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed by the Company as an exhibit to the Form S-1 Registration Statement on April 23, 1998.
**	Filed by the Company as an exhibit to the Annual Report on Form 10-K on September 28, 1998.
***	Filed by the Company as an exhibit to the Form S-8 Registration Statement on February 9, 2000
****	Filed by the Company as an exhibit to the Annual Report on Form 10-K on September 28, 2000. ***** Information included in consolidated financial statements.
#	Filed herewith.

Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended June 30, 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IOMED, INC.
Date: September 25, 2002	By:	/s/ ROBERT J. LOLLINI Robert J. Lollini Chief Operating Officer and Chief Financial Officer

SIGNATURES

        In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ PETER J. WARDLE Peter J. Wardle	Chairman	September 25, 2002

/s/ JOHN W. FARA, PH.D. John W. Fara, Ph.D.	Director	September 25, 2002

/s/ MICHAEL T. SEMBER Michael T. Sember	Director	September 25, 2002

/s/ STEVEN P. SIDWELL Steven P. Sidwell	Director	September 25, 2002

/s/ WARREN WOOD Warren Wood	Director	September 25, 2002

CERTIFICATION

        I, Robert J. Lollini, certify that:

1.
I have reviewed this annual report on Form 10-K of Iomed, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of Iomed, Inc. as of, and for, the periods presented in this annual report.
Date: September 25, 2002	By:	/s/ ROBERT J. LOLLINI Robert J. Lollini Chief Operating Officer and Chief Financial Officer

EXHIBIT INDEX

Number	Description	Page
23.1	Consent of Ernst & Young LLP, Independent Auditors	52
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	53