Form 10-Q
period 2002-09-30
IOMED INC
filed 2002-11-14
CIK 1041652

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  SEPTEMBER 30, 2002

                                       or

/ / TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to___________

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days /X/ Yes / / No.


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of OCTOBER 31, 2002:

            CLASSES OF COMMON STOCK             NUMBER OF SHARES OUTSTANDING
       ---------------------------------    -----------------------------------
         Common Stock, no par value                     6,544,670

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

         Condensed Consolidated Balance Sheets --
         September 30, 2002 and June 30, 2002 (audited)..........................................3

         Condensed Consolidated Statements of Operations --
         Three months ended September 30, 2002 and 2001..........................................4

         Condensed Consolidated Statements of Cash Flows --
         Three months ended September 30, 2002 and 2001..........................................5

         Notes to Condensed Consolidated Financial Statements....................................6

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS...........................................................................8

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
         Not applicable

Item 4.  CONTROL AND PROCEDURES.................................................................11

                           PART II - OTHER INFORMATION


Item 5.  OTHER INFORMATION......................................................................12

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.......................................................12

Signature.......................................................................................13

Certification...................................................................................14

                                   IOMED, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          SEPTEMBER 30,           JUNE 30,
                                                                             2002                  2002
                                                                        ----------------     ------------------
                                                                          (unaudited)
                                     ASSETS

Current assets:
    Cash and cash equivalents                                           $      4,812,000     $        4,422,000
    Accounts receivable, net                                                   1,021,000              1,193,000
    Inventories                                                                  789,000                881,000
    Prepaid expenses                                                             223,000                114,000
                                                                        ----------------     ------------------
        Total current assets                                                   6,845,000              6,610,000

Equipment and furniture, net                                                   2,872,000              3,071,000
Restricted cash                                                                2,180,000              2,279,000
Other assets                                                                     113,000                119,000
                                                                        ----------------     ------------------

        TOTAL ASSETS                                                    $     12,010,000     $       12,079,000
                                                                        ================     ==================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Trade accounts payable                                              $        236,000     $          309,000
    Accrued liabilities                                                          964,000              1,014,000
    Current portion of long-term obligations                                     564,000                556,000
                                                                        ----------------     ------------------
        Total current liabilities                                              1,764,000              1,879,000

Long-term obligations                                                          2,409,000              2,569,000

Commitments and contingencies

Shareholders' equity
    Common shares                                                             34,646,000             34,646,000
    Convertible preferred shares                                               6,881,000              6,881,000
    Accumulated deficit                                                      (33,690,000)           (33,896,000)
                                                                        ----------------     ------------------
        Total shareholders' equity                                             7,837,000              7,631,000
                                                                        ----------------     ------------------

        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $     12,010,000     $       12,079,000
                                                                        ================     ==================

                             See accompanying notes.

                                   IOMED, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   THREE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                             ------------------------------
                                                                2002                2001
                                                             ------------       -----------
                                                                       (unaudited)
Revenues:
   Product sales                                             $  2,942,000       $ 2,493,000
   Contract research revenue, royalties & license fees             51,000           393,000
                                                             ------------       -----------
      Total revenues                                            2,993,000         2,886,000

Operating costs and expenses:
   Cost of products sold                                        1,069,000           902,000
   Research and development                                       330,000         1,014,000
   Selling, general and administrative                          1,354,000         1,542,000
                                                             ------------       -----------
      Total costs and expenses                                  2,753,000         3,458,000
                                                             ------------       -----------

Income (loss) from operations                                     240,000          (572,000)

Interest expense                                                   62,000            75,000
Interest income and other, net                                     28,000            78,000
                                                             ------------       -----------

Net income (loss)                                            $    206,000       $  (569,000)
                                                             ============       ===========

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE             $       0.03       $     (0.09)
                                                             ============       ===========

                             See accompanying notes.

                                   IOMED, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   THREE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                 2002               2001
                                                            --------------      -----------
                                                                      (unaudited)
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                                   233,000          296,000
   Other non-cash charges                                                -            3,000
   Changes in operating assets and liabilities:
      Accounts receivable                                          172,000         (126,000)
      Inventories                                                   92,000         (179,000)
      Prepaid expenses                                            (109,000)         (41,000)
      Trade accounts payable                                       (73,000)        (700,000)
      Other accrued liabilities                                    (50,000)        (917,000)
                                                            --------------      -----------
Net cash provided by (used in) operating activities                471,000       (2,233,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment and furniture                               (28,000)         (23,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in restricted cash balance                                   99,000           92,000
Payments on long-term obligations                                 (152,000)        (157,000)
                                                            --------------      -----------
Net cash used in financing activities                              (53,000)         (65,000)
                                                            --------------      -----------

Net increase (decrease) in cash and cash equivalents               390,000       (2,321,000)

Cash and cash equivalents at beginning of period                 4,422,000        6,436,000
                                                            --------------      -----------

Cash and cash equivalents at end of period                  $    4,812,000      $ 4,115,000
                                                            ==============      ===========

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

     BASIS OF PRESENTATION

          In the opinion of management, the accompanying condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2002, and the results of its operations and cash flows for the interim periods ended September 30, 2002 and 2001. The operating results for the interim periods are not necessarily indicative of the results for a full year. Certain information and footnote disclosures normally included in financial statements in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Therefore, these statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended June 30, 2002, included in the Company's Annual Report on Form 10-K, dated September 27, 2002.

     EARNINGS (LOSS) PER SHARE

          For all periods presented, basic and diluted earnings (loss) per share are computed in accordance with Statement of Financial Accounting Standards
     (SFAS) No. 128 - EARNINGS PER SHARE.

          Net income (loss) as presented in the condensed consolidated statements of operations represents the numerator used in computing both basic and diluted earnings (loss) per share and the following table sets forth the computation of the weighted average shares representing the denominator used in determining basic and diluted earnings (loss) per share:

                                                                     THREE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                  -------------------------
                                                                    2002           2001
                                                                  --------      -----------
                                                                       (IN THOUSANDS)
     Denominator for basic earnings (loss) per share -
       weighted average shares outstanding.....................      6,545            6,545
     Dilutive securities: preferred stock and certain stock
       options.................................................        895               --
                                                                  --------      -----------
     Denominator for diluted earnings (loss) per share --
       adjusted weighted average shares outstanding and
       assumed conversions.....................................      7,440            6,545
                                                                  ========      ===========

          At September 30, 2002, the following potentially dilutive securities were outstanding but were not included in the computation of diluted loss per share due to their anti-dilutive effect: options to purchase approximately 1,604,000 common shares at a weighted average exercise price of $2.73 per share; warrants to purchase 233,542 common shares at a weighted average price of $10.27 per share; and 893,801 convertible Series D preferred shares convertible on a share-for-share basis into common stock.

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

     LONG LIVED ASSETS

          The carrying amounts of long-lived assets, and the related amortization periods, are reviewed for impairment whenever events occur or changes in circumstances indicate that the carrying amount of an asset may not be recoverable within the estimated useful life. When the Company determines the existence of impairment indicators, the impairment loss is measured based on the excess of carrying value over the estimated fair value of the impaired asset. The carrying value of the underlying asset is reduced, with the reduction charged to expense, so that the carrying amount is equal to fair value.

2.   INVENTORIES

          Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventories consisted of the following at March 31, 2002 and June 30, 2001:

                                                         SEPTEMBER 30,         JUNE 30,
                                                            2002                2002
                                                       ----------------    ----------------
          Raw materials............................    $        476,000    $        562,000
          Work-in-progress.........................              48,000              26,000
          Finished goods...........................             265,000             293,000
                                                       ----------------    ----------------
                                                       $        789,000    $        881,000
                                                       ================    ================

3.   RESTRICTED CASH

     The Company maintains an interest bearing money market account with a lending bank, $2,180,000 of which is being held as a compensating balance as of September 30, 2002 under a long-term obligation and is restricted as to withdrawal. Included in cash and cash equivalents as of September 30, 2002 is $381,000 restricted to secure the current portion of the long-term obligation. The restricted cash balance requirement decreases over the life of the obligation as payments are made.

4.   COMMITMENTS

     The Company has entered into agreements with various lending institutions to provide financing for the Company's investments in capital equipment and facilities modifications and consolidation. As of September 30, 2002, the Company had approximately $2,973,000 outstanding under these agreements, $2,409,000 of which was classified as long-term obligations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT. THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS, WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS OF OPERATIONS COULD DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED IN SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF NUMEROUS FACTORS INCLUDING THOSE DISCUSSED HEREIN. ADDITIONAL RISKS AND UNCERTAINTIES ARE DESCRIBED IN THE COMPANY'S MOST RECENT ANNUAL REPORT ON FORM 10-K FOR ITS FISCAL YEAR ENDED JUNE 30, 2002. THIS DISCUSSION SHOULD BE READ IN CONJUNCTION WITH SUCH REPORT, COPIES OF WHICH ARE AVAILABLE UPON REQUEST.

OVERVIEW

     The Company is a leader in the development, manufacture and sale of active drug transport systems used to treat local inflammation in the sports and occupational medicine and physical therapy markets. The Company's current product line is based on proprietary iontophoretic drug delivery technology. The majority of the Company's revenues have been generated through the sale of the Phoresor system and related products that employ its proprietary technology. The Company is seeking opportunities to market or develop new products designed to improve the quality and efficiency of medical care it its served markets. In addition, the Company is seeking collaborative opportunities to develop its non-invasive drug transport technology to satisfy substantial unmet medical needs. The Company has proprietary technologies in various stages of research and product development for the treatment of acute local inflammation and for the treatment of ophthalmic disease. Since its inception, the Company has generally incurred operating losses as a result of costs associated with internally funded research and development activities. As of September 30, 2002, the Company's accumulated deficit was approximately $33.7 million. The Company's ability to sustain profitability will depend on its ability to achieve market acceptance and successfully expand sales of its existing products and successfully complete the development of, receive regulatory approvals for, and successfully manufacture and market its products under development, as to which there can be no assurance.

     The Company's results of operations may vary significantly from quarter to quarter and depend on the signing of new product development agreements, the timing of contract research revenues, product sales levels and costs associated with manufacturing processes, as well as other factors. The amount of revenue in any given period is not necessarily indicative of future revenue.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

     REVENUES. Product sales increased 18% to $2,942,000 in the three months ended September 30, 2002, from $2,493,000 in the three months ended September 30, 2001. The increase is attributable in part to the return of the Company's sales orders to normal levels following a shortage of an anti-inflammatory drug often used in its products, which had negatively impacted sales orders in the first quarter of the prior year.

     Contract research revenues, royalties and license fees decreased to $51,000 in the three months ended September 30, 2002, from $393,000 in the three months ended September 30, 2001. The decrease reflects prior year's recognition of $350,000 in contract research revenue resulting from a one-time payment for work performed under the collaborative agreement with Santen Pharmaceuticals Co., LTD.

     COSTS OF PRODUCTS SOLD. Costs of products sold increased to $1,069,000 in the three months ended September 30, 2002, from $902,000 in the three months ended September 30, 2001. Gross margin on product sales was 64% in both the current quarter and the prior period quarter.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenditures decreased 67% to $330,000 for the three months ended September 30, 2002, from $1,014,000 reported for the three months ended September 30, 2001. The decrease reflects cost reduction measures the Company instituted last fiscal year. The Company's research and development expenditures in the current period reflects its continued investment in product development programs, including a focused effort on new products for its commercial business in the sports and occupational medicine and physical therapy markets.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased 12% to $1,354,000 in the three months ended September 30, 2002 from $1,542,000 in the three months ended September 30, 2001. This decrease reflects cost reduction measures the Company instituted last fiscal year.

     OTHER COSTS AND EXPENSES. Interest expense (net of interest income) was $34,000 during the current period compared to interest income (net of interest expense) of $3,000 during the prior year period. Amounts in both periods reflect interest earnings on invested cash balances less interest expense on long-term obligations. The decrease is due to lower interest rates on lower invested cash balances.

     INCOME TAXES. The Company has substantial net operating loss carryforwards which, under the current "change of ownership" rules of the Internal Revenue Code of 1986, as amended, may be subject to substantial annual limitation. No income tax expense was recognized on the Company's pre-tax income for the three months ended September 30, 2002, which reflects management's estimate of the Company's fiscal 2003 tax position. In addition, no income tax benefit was recognized for the three months ended September 30, 2001.

     NET INCOME (LOSS). The Company recognized net income of $206,000 or $0.03 per share, during the three months ended September 30, 2002 compared to a net loss of $569,000 or $0.09 per share, during the three months ended September 30, 2001. The Company expects to report net income for the fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

     During fiscal 2003, and consistent with the prior period, the Company's operations, including costs associated with its research and development programs, will be internally funded with cash flows from its current operating business and cash reserves. If successful in its efforts to enter into new collaborative research and development arrangements, the Company could earn additional contract research revenues in future periods.

     As of September 30, 2002, the Company had total cash of approximately $7.0 million, of which $2.2 million is being held as a compensating balance under a long-term obligation and subject to withdrawal restrictions. Cash in excess of immediate requirements is invested in a manner which is intended to maximize liquidity and return while minimizing investment risk, and, whenever possible, the Company seeks to minimize the potential effects of concentration of credit risk.

     The Company generated $471,000 in cash from operating activities during the current quarter, compared to consumption of $2.2 million during the prior year period. The increased cash generation from operations is a result of higher quarterly sales, cost reduction and control measures implemented in the prior year and changes in working capital.

     Historically, the Company's operations have not been capital intensive. However, during fiscal 2001 the Company invested approximately $3.3 million for the relocation and consolidation of its research and manufacturing facilities and for new equipment to automate its manufacturing process. The Company used long-term financing agreements to fund these investments.

     As of September 30, 2002, the Company had approximately $3.0 million outstanding under long-term financing agreements, including the current portion. The Company may enter into additional financing agreements to fund the majority of its capital equipment needs during the next 12 months, but does not anticipate a significant investment in capital equipment during that time. The Company's expenditures for equipment and furniture in excess of equipment acquired under financing agreements were $28,000 and $23,000 in the current and prior year quarters, respectively.

     The Company used $152,000 and $157,000 of cash for payments on long-term obligations during the current and prior year quarters, respectively. Restricted cash requirements decreased $99,000 and $92,000 in the current and prior year quarters, respectively.

     The Company will continue to incur costs associated with its product development activities. During fiscal 2003, these costs will be funded internally from the Company's established commercial business, term loan and capital lease financing agreements and from existing cash balances. The Company anticipates that at its current operating levels, existing cash balances and cash generated from operations will be sufficient to fund its operating needs through fiscal 2004 and beyond. However, the Company may be required to or elect to raise additional capital before that time. The Company's actual capital requirements will depend on numerous factors, many of which are outside the Company's control.

CRITICAL ACCOUNTING POLICIES

     Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The following list is not intended to be a comprehensive list of all of our accounting policies. Our significant accounting policies are more fully described in Note 1 of our consolidated financial statements for the year ended June 30, 2002. In many cases, the accounting treatment of a particular transaction is dictated by accounting principles generally accepted in the United States, with no need for management's judgment or estimation in its application. There are also areas in which management's judgment in selecting an available alternative would not produce a materially different result. The following is a brief discussion of the more significant accounting policies and methods used by us:

     GENERAL - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     REVENUE RECOGNITION - Revenues on product sales are recognized when there is persuasive evidence that an arms length transfer has occurred, generally upon shipment, when title has passed, and the price is fixed or determinable. The Company recognizes revenue from contract research based upon performance of its obligations, making qualifying expenditures and delivery of reports and data. Revenues from royalty and license agreements are based on third-party sales and are recognized in the quarter in which payment is either received or may be reasonably estimated.

     LONG LIVED ASSETS - The carrying amounts of long-lived assets, and the related amortization periods, are reviewed for impairment whenever events occur or changes in circumstances indicate that the carrying amount of an asset may not be recoverable within the estimated useful life. When the Company determines the existence of impairment indicators, the impairment loss is measured based on the excess of carrying value over the estimated fair value of the impaired assets. The carrying value of the underlying assets is reduced, with the reduction charged to expense, so that the carrying value is equal to fair value.

     INVENTORIES - Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The Company evaluates the carrying value of its inventories at least quarterly, taking into account such factors as historical and anticipated future sales compared with quantities on hand, the price the Company expects to obtain for its products in their respective markets compared with historical cost, and the remaining shelf life of goods on hand.

Item 4.   CONTROL AND PROCEDURES

          Within the 90 days prior to the date of filing this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Operating Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14). Based upon that evaluation, the Company's management, including the Chief Operating Officer, concluded that, as of the date of that evaluation, the disclosure controls and procedures were effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. Subsequent to the date of that evaluation, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

                          PART II -- OTHER INFORMATION

Item 5.   OTHER INFORMATION

          None

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          EXHIBITS:

           EXHIBIT NO.        DESCRIPTION

           Exhibit 99.1 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

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


                                                IOMED, INC.
                                         ------------------------
                                               (Registrant)



Date: November 13, 2002                  By: /s/ Robert J. Lollini
                                             --------------------------------
                                             Robert J. Lollini
                                             Chief Operating Officer and
                                             Chief Financial Officer

                                   IOMED, INC.

                                  -------------

     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Robert J. Lollini, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Iomed, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of Iomed, Inc. as of, and for, the periods presented in this quarterly report.

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to Iomed, Inc. is made known to me by others within the entity, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of Iomed, Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to Iomed, Inc.'s auditors and the audit committee of Iomed, Inc.'s board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b. any fraud, whether or not material, that involves management or other employees who have a significant role in Iomed, Inc.'s internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002                  By:  /s/ ROBERT J. LOLLINI
                                              --------------------------------
                                              Robert J. Lollini
                                              Chief Operating Officer and
                                              Chief Financial Officer