Form 10-Q
period 2002-12-31
IOMED INC
filed 2003-02-14
CIK 1041652

Use these links to rapidly review the document
INDEX TO FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2002
or
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of January 31, 2003:

Classes of Common Stock Common Stock, no par value	Number of shares outstanding 6,544,670

IOMED, Inc.

INDEX TO FORM 10-Q

PART I—FINANCIAL INFORMATION

IOMED, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2002	June 30, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,822,000	$4,422,000
Accounts receivable, net	1,217,000	1,193,000
Inventories	862,000	881,000
Prepaid expenses	196,000	114,000

Total current assets	7,097,000	6,610,000
Equipment and furniture, net	2,720,000	3,071,000
Restricted cash	2,081,000	2,279,000
Other assets	107,000	119,000

Total assets	$12,005,000	$12,079,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$258,000	$309,000
Accrued liabilities	887,000	1,014,000
Current portion of long-term obligations	575,000	556,000

Total current liabilities	1,720,000	1,879,000
Long-term obligations	2,269,000	2,569,000
Commitments and contingencies
Shareholders' equity
Common shares	34,646,000	34,646,000
Convertible preferred shares	6,881,000	6,881,000
Accumulated deficit	(33,511,000)	(33,896,000)

Total shareholders' equity	8,016,000	7,631,000

Total liabilities and shareholders' equity	$12,005,000	$12,079,000

See accompanying notes.

IOMED, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
	(unaudited)		(unaudited)
Revenues:
Product sales	$2,946,000	$2,842,000	$5,888,000	$5,335,000
Contract research revenue, royalties & license fees	51,000	42,000	102,000	435,000

Total revenues	2,997,000	2,884,000	5,990,000	5,770,000
Operating costs and expenses:
Cost of products sold	1,091,000	1,063,000	2,160,000	1,965,000
Research and product development	339,000	764,000	669,000	1,778,000
Selling, general and administrative	1,362,000	1,552,000	2,716,000	3,094,000
Non-recurring restructuring charge	—	505,000	—	505,000

Total costs and expenses	2,792,000	3,884,000	5,545,000	7,342,000

Income (loss) from operations	205,000	(1,000,000)	445,000	(1,572,000)
Interest expense	53,000	68,000	115,000	143,000
Interest income and other, net	27,000	44,000	55,000	122,000

Net income (loss)	$179,000	$(1,024,000)	$385,000	$(1,593,000)

Basic income (loss) per common share	$0.03	$(0.16)	$0.06	$(0.24)
Diluted income (loss) per common share	$0.02	$(0.16)	$0.05	$(0.24)

See accompanying notes.

IOMED, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended December 31,
	2002	2001
	(unaudited)
Cash flows from operating activities
Net income (loss)	$385,000	$(1,593,000)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation and amortization	466,000	585,000
Other non-cash charges	—	4,000
Changes in operating assets and liabilities:
Accounts receivable	(24,000)	91,000
Inventories	19,000	(9,000)
Prepaid expenses	(82,000)	21,000
Trade accounts payable	(51,000)	(804,000)
Other accrued liabilities	(127,000)	(680,000)

Net cash provided by (used in) operating activities	586,000	(2,385,000)
Cash flows from investing activities
Purchases of equipment and furniture	(103,000)	(75,000)
Cash flows from financing activities
Change in restricted cash balance	198,000	185,000
Payments on long-term obligations	(281,000)	(295,000)

Net cash used in financing activities	(83,000)	(110,000)

Net increase (decrease) in cash and cash equivalents	400,000	(2,570,000)
Cash and cash equivalents at beginning of period	4,422,000	6,436,000

Cash and cash equivalents at end of period	$4,822,000	$3,866,000

See accompanying notes.

IOMED, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

  Description of Business

        IOMED, Inc., a Utah corporation (the "Company"), is a leader in the development, manufacture and sale of active drug delivery systems used primarily to treat acute local inflammation in the physical and occupational therapy and sports medicine markets. The Company is seeking opportunities to advance its position as a leading provider of quality, innovative, non-invasive medical products that improve patient healthcare. The Company seeks to accomplish this by growing its existing product lines and distributing new product lines, and through acquisitions.

  Basis of Presentation

        In the opinion of management, the accompanying condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of December 31, 2002, and the results of its operations and cash flows for the interim periods ended December 31, 2002 and 2001. The operating results for the interim periods are not necessarily indicative of the results for a full year. Certain information and footnote disclosures normally included in financial statements in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Therefore, these statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended June 30, 2002, included in the Company's Annual Report on Form 10-K, dated September 27, 2002.

  Earnings (Loss) Per Share

        For all periods presented, basic and diluted income (loss) per share are computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128—Earnings Per Share.

        Net income (loss) as presented in the condensed consolidated statements of operations represents the numerator used in computing both basic and diluted income (loss) per share and the following table sets forth the computation of the weighted average shares representing the denominator used in determining basic and diluted income (loss) per share:

	Three Months ended December 31,		Six Months ended December 31,
	2002	2001	2002	2001
	(in thousands)		(in thousands)
Denominator for basic income (loss) per share—weighted average shares outstanding	6,545	6,545	6,545	6,545
Dilutive securities: preferred stock and certain stock options	947	—	911	—

Denominator for diluted income (loss) per share—adjusted weighted average shares outstanding and assumed conversions	7,492	6,545	7,456	6,545

        At December 31, 2002, the following potentially dilutive securities were outstanding but were not included in the computation of diluted income (loss) per share due to their anti-dilutive effect: options to purchase approximately 1,313,000 common shares at a weighted average exercise price of $2.99 per share; and warrants to purchase 214,792 common shares at a weighted average price of $9.28 per share.

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

2. Inventories

        Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventories consisted of the following at December 31, 2002 and June 30, 2002:

	December 31, 2002	June 30, 2002
Raw materials	$495,000	$562,000
Work-in-progress	42,000	26,000
Finished goods	325,000	293,000

	$862,000	$881,000

3. Restricted Cash

        The Company maintains an interest bearing money market account with a lending bank, $2,081,000 of which is being held as a compensating balance as of December 31, 2002 under a long-term obligation and is restricted as to withdrawal. Included in cash and cash equivalents as of December 31, 2002 is $388,000 restricted to secure the current portion of the long-term obligation. The restricted cash balance requirement decreases over the life of the obligation as payments are made.

4. Commitments

        The Company has entered into agreements with various lending institutions to provide financing for the Company's investments in capital equipment and facilities modifications and consolidation. As of December 31, 2002, the Company had approximately $2,844,000 outstanding under these agreements, $2,269,000 of which was classified as long-term obligations.

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

Overview

        The Company is a leader in the development, manufacture and sale of active drug delivery systems used primarily to treat local inflammation in the physical and occupational therapy and sports medicine markets. The Company's current product line is based on proprietary iontophoretic drug delivery technology. The majority of the Company's revenues have been generated through the sale of the Phoresor system and related products that employ its proprietary technology. The Company is pursuing opportunities to advance its position as a leading provider of quality, innovative, non-invasive medical products that improve patient healthcare. The Company seeks to accomplish this by growing its existing product lines, distributing new product lines and through acquisitions. Since its inception, the Company has generally incurred operating losses as a result of costs associated with internally funded research and development activities. As of December 31, 2002, the Company's accumulated deficit was approximately $33.5 million. The Company's ability to sustain profitability will depend on its ability to achieve market acceptance, successfully expand sales of its existing and new products, and successfully complete the development of, receive regulatory approvals for, and successfully manufacture and market its products under development, as to which there can be no assurance.

        The Company's results of operations may vary significantly from quarter to quarter and depend on the signing of new product development agreements, the timing of contract research revenues, product sales levels and costs associated with manufacturing processes, as well as other factors. The amount of revenue in any given period is not necessarily indicative of future revenue.

Results of Operations

Three Months and Six Months Ended December 31, 2002 and 2001

        Revenues.    Product sales increased 4% and 10% to $2.9 million and $5.9 million in the three and six months ended December 31, 2002, respectively, from $2.8 million and $5.3 million in the three and six months ended December 31, 2001, respectively. The current quarter's product sales of $2.9 million marked the fifth consecutive quarter of record product sales. The six month increase is attributable in part to the return of the Company's sales orders to normal levels following a shortage of an anti-inflammatory drug often used with its products, which had negatively impacted sales orders in the first quarter of the prior year. In November 2002, the Company initiated distribution of Liquid Ice™, a revolutionary new cool compression wrap, to its served markets in North America. The product's late second quarter launch resulted in a modest contribution to product sales for the current quarter.

        Contract research revenues, royalties and license fees were $51,000 and $102,000 in the three and six months ended December 31, 2002, respectively, compared to $42,000 and $435,000 in the comparable prior year three and six month periods. The decrease in the six-month period reflects the recognition of $350,000 in contract research revenue resulting from a one-time payment for work performed under a collaboration agreement with Santen Pharmaceuticals Co., LTD during the six month period ended December 31, 2001.

        Costs of Products Sold.    Costs of products sold were $1.1 million and $2.2 million in the three and six months ended December 31, 2002, respectively, compared to $1.1 million and $2.0 million in the three and six months ended December 31, 2001, respectively. Gross margins on product sales were 63% during both the current and prior year periods.

        Research and Product Development Expense.    Research and product development expenditures decreased 56% and 62% to $339,000 and $669,000 for the three and six months ended December 31, 2002, respectively, compared to $764,000 and $1.8 million for the prior year periods. The decrease reflects cost reduction measures the Company instituted in the last fiscal year. The Company's research and product development expenditures in the current periods reflect its continued investment in product development programs, including a focused effort on new products for its operating business in the physical and occupational therapy and sports medicine markets.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased 12% to $1.4 million and $2.7 million in each of the three and six months ended December 31, 2002, respectively, compared to $1.6 million and $3.1 million in prior year periods. This decrease reflects cost reduction measures the Company instituted in the last fiscal year.

        Non-recurring restructuring charge.    The non-recurring restructuring charge relates to involuntary employee termination benefits associated with the Company's cost reduction measures instituted in the second quarter of last fiscal year. Of the 13 employees terminated, 9 were engaged in research and development activities and 4 in general administration. Accordingly, the Company accrued for and recorded a $505,000 non-recurring charge for certain involuntary employee termination benefits. As of December 31, 2002, all of the termination benefits have been paid.

        Other Costs and Expenses.    During the current three and six month periods, the Company had interest expense (net of interest income) of $26,000 and $60,000, respectively, compared to interest expense (net of interest income) of $24,000 and $21,000 in the prior year periods. Amounts in both periods reflect interest expense on long-term obligations less interest earnings on the invested cash balances. The increase in net interest expense is due to lower interest income from lower average interest rates on invested cash balances relative to fixed borrowing rates.

        Income Taxes.    The Company has substantial net operating loss carryforwards, which, under the current "change of ownership" rules of the Internal Revenue Code of 1986, as amended, may be subject to substantial annual limitation. No income tax expense was recognized on the Company's pre-tax income for the three- and six-month periods ended December 31, 2002, which reflects management's estimate of the Company's fiscal 2003 tax position. In addition, no income tax benefit was recognized for the three-and six-month periods ended December 31, 2001.

        Net income (loss).    The Company recognized net income of $179,000, or $0.03 per share, during the three-month period ended December 31, 2002, compared with a net loss of $1.0 million, or $0.16 per share, during the three months ended December 31, 2001. The Company recognized net income of $385,000, or $0.06 per share, during the six months ended December 31, 2002, compared to a net loss of $1.6 million, or $0.24 per share in the six months ended December 31, 2001. These fluctuations are a result of the changes discussed above.

Liquidity and Capital Resources

        During fiscal 2003, and consistent with the prior period, the Company's operations, including costs associated with its research and product development programs, will be internally funded with cash flows from its current operating business, term loan and capital lease financing agreements and from cash reserves. If successful in its efforts to enter into new collaborative research and development arrangements, the Company could earn additional contract research revenues in future periods.

        As of December 31, 2002, the Company had total cash of approximately $6.9 million, of which $2.1 million is being held as a compensating balance under a long-term obligation and subject to withdrawal restrictions. Cash in excess of immediate requirements is invested in a manner which is intended to maximize liquidity and return while minimizing investment risk, and, whenever possible, the Company seeks to minimize the potential effects of concentration of credit risk.

        The Company generated $586,000 in cash from operating activities during the current six-month period, compared to consumption of $2.4 million in cash during the prior year period. The increased cash generated from operations is a result of higher sales, cost reduction and control measures implemented in the prior year and changes in working capital balances.

        Historically, the Company's operations have not been capital intensive. However, during fiscal 2001 the Company invested approximately $3.3 million for the relocation and consolidation of its research and manufacturing facilities and for new equipment to automate its manufacturing process. The Company used long-term financing agreements to fund these investments.

        As of December 31, 2002, the Company had approximately $2.8 million outstanding under long-term financing agreements, including the current portion. The Company may enter into additional financing agreements to fund the majority of its capital equipment needs during the next 12 months, but does not anticipate a significant investment in capital equipment during that time. The Company's expenditures for equipment and furniture in excess of equipment acquired under financing agreements were $103,000 and $75,000 in the current and prior year six-month periods, respectively.

        The Company used $281,000 and $295,000 of cash for payments on long-term obligations during the current and prior year six month periods, respectively. Restricted cash requirements decreased $198,000 and $185,000 in the current and prior year six-month periods, respectively.

        The Company will continue to incur costs associated with its product development activities. During fiscal 2003, these costs will be funded internally from the Company's established operating business, term loan and capital lease financing agreements and from existing cash balances. The Company anticipates that at its current operating levels, existing cash balances and cash generated from operations will be sufficient to fund its operating needs through fiscal 2004 and beyond. However, the Company may be required to or elect to raise additional capital. The Company's actual capital requirements will depend on numerous factors, many of which are outside the Company's control.

Critical Accounting Policies

        Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The following list is not intended to be a comprehensive list of all of our accounting policies. Our significant accounting policies are more fully described in Note 1 of our consolidated financial statements for the year ended June 30, 2002. In many cases, the accounting treatment of a particular transaction is dictated by accounting principles generally accepted in the United States, with no need for management's judgment or estimation in its application. There are also areas in which management's judgment in selecting an available alternative would not produce a materially different result. The following is a brief discussion of the more significant accounting policies and methods used by us:

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

Item 4. Control and Procedures

  (a)
  Based on their evaluation as of a date within 90 days of the filing date of this Report, the Company's principal executive officer and principal accounting officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

  (b)
  There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II—OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

        The Company held its Annual Meeting of Shareholders on November 15, 2002, to consider and vote on the following proposals: (i) election of a director to serve a term of three years or until his successor is duly elected and qualified; and (ii) ratification of the appointment of Ernst & Young LLP as the Company's auditors for the fiscal year ending June 30, 2003.

        Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominee for a Class I director as listed in the Company's Proxy Statement and the nominee was elected to serve a term of three years ending in 2005 with the following vote:

	Number of Votes
	In Favor	Withheld
John W. Fara, Ph.D.	5,569,514	110,536

        In addition, the following directors' terms of office continued after the meeting:

Directors	Term Ending
Peter J. Wardle	2004
Warren Wood	2004
Michael T. Sember	2003

        The proposal to ratify the appointment of Ernst & Young LLP as the Company's auditors was approved with the following vote:

Number of Votes
In favor	Against	Abstained
5,601,677	73,232	5,141

Item 5. Other Information

        On December 5, 2002, the Company announced that Mr. Robert J. Lollini was named president and chief executive officer, and was appointed to the Company's Board of Directors.

        On January 23, 2003, the Company's Board of Directors appointed Mr. Brian L. Mower as chief accounting officer.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits:

Exhibit No.	Description
Exhibit 99.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
Exhibit 99.2	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
  (b)
  Reports on Form 8-K:

          No reports were filed on Form 8-K during the period covered by this report.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IOMED, INC. (Registrant)
Date: February 12, 2003	By:	/s/ ROBERT J. LOLLINI Robert J. Lollini President and Chief Executive Officer
Date: February 12, 2003	By:	/s/ BRIAN L. MOWER, CPA Brian L. Mower, CPA Chief Accounting Officer

IOMED, Inc.

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

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within the entity, particularly during the period in which this quarterly report is being prepared;

b.
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c.
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: February 12, 2003	By:	/s/ ROBERT J. LOLLINI Robert J. Lollini President and Chief Executive Officer

IOMED, Inc.

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Brian L. Mower, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of IOMED, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within the entity, particularly during the period in which this quarterly report is being prepared;

b.
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c.
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: February 12, 2003	By:	/s/ BRIAN L. MOWER, CPA Brian L. Mower, CPA Chief Accounting Officer