Form 10-Q
period 2003-03-31
IOMED INC
filed 2003-05-15
CIK 1041652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2003

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of April 30, 2003:

Classes of Common Stock	Number of shares outstanding
Common Stock, no par value	6,544,670

IOMED, Inc.

INDEX TO FORM 10-Q

PART I — FINANCIAL INFORMATION

IOMED, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2003	June 30, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,352,000	$4,422,000
Accounts receivable, net	1,187,000	1,193,000
Inventories	803,000	881,000
Prepaid expenses	133,000	114,000
Total current assets	7,475,000	6,610,000

Equipment and furniture, net	2,506,000	3,071,000
Restricted cash	1,980,000	2,279,000
Other assets	101,000	119,000

Total assets	$12,062,000	$12,079,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$243,000	$309,000
Accrued liabilities	990,000	1,014,000
Current portion of long-term obligations	586,000	556,000
Total current liabilities	1,819,000	1,879,000

Long-term obligations	2,109,000	2,569,000

Commitments and contingencies

Shareholders’ equity
Common shares	34,646,000	34,646,000
Convertible preferred shares	6,881,000	6,881,000
Accumulated deficit	(33,393,000)	(33,896,000)
Total shareholders’ equity	8,134,000	7,631,000

Total liabilities and shareholders’ equity	$12,062,000	$12,079,000

See accompanying notes.

IOMED, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
	(unaudited)		(unaudited)
Revenues:
Product sales	$2,927,000	$2,808,000	$8,815,000	$8,143,000
Contract research revenue, royalties & license fees	37,000	47,000	139,000	482,000
Total revenues	2,964,000	2,855,000	8,954,000	8,625,000

Operating costs and expenses:
Cost of products sold	1,081,000	1,069,000	3,241,000	3,034,000
Research and product development	321,000	436,000	990,000	2,214,000
Selling, general and administrative	1,496,000	1,368,000	4,212,000	4,462,000
Non-recurring items	(76,000)	—	(76,000)	505,000
Total costs and expenses	2,822,000	2,873,000	8,367,000	10,215,000

Income (loss) from operations	142,000	(18,000)	587,000	(1,590,000)

Interest expense	(53,000)	(66,000)	(168,000)	(209,000)
Interest income and other, net	29,000	30,000	84,000	152,000

Net income (loss)	$118,000	$(54,000)	$503,000	$(1,647,000)

Basic income (loss) per common share	$0.02	$(0.01)	$0.08	$(0.25)

Diluted income (loss) per common share	$0.02	$(0.01)	$0.07	$(0.25)

See accompanying notes.

IOMED, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended March 31,
	2003	2002
	(unaudited)
Cash flows from operating activities
Net income (loss)	$503,000	$(1,647,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	699,000	869,000
Other non-cash items	(76,000)	10,000
Changes in operating assets and liabilities:
Accounts receivable	6,000	116,000
Inventories	78,000	98,000
Prepaid expenses	(19,000)	(29,000)
Trade accounts payable	(66,000)	(748,000)
Other accrued liabilities	52,000	(1,013,000)
Net cash provided by (used in) operating activities	1,177,000	(2,344,000)

Cash flows from investing activities
Purchases of equipment and furniture	(116,000)	(98,000)

Cash flows from financing activities
Change in restricted cash balance	299,000	280,000
Payments on long-term obligations	(430,000)	(449,000)
Net cash used in financing activities	(131,000)	(169,000)

Net increase (decrease) in cash and cash equivalents	930,000	(2,611,000)

Cash and cash equivalents at beginning of period	4,422,000	6,436,000

Cash and cash equivalents at end of period	$5,352,000	$3,825,000

See accompanying notes.

IOMED, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.             Summary of Significant Accounting Policies

Description of Business

IOMED, Inc., a Utah corporation (the “Company”), is a leader in the development, manufacture and sale of active drug delivery systems used primarily to treat acute local inflammation in the physical and occupational therapy and sports medicine markets.  The Company is seeking opportunities to advance its position as a leading provider of quality, innovative, non-invasive medical products that improve patient healthcare.  The Company seeks to accomplish this by growing its existing product lines and distributing new product lines, and through acquisitions.

Basis of Presentation

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2003, and the results of its operations and cash flows for the interim periods ended March 31, 2003 and 2002.  The operating results for the interim periods are not necessarily indicative of the results for a full year.  Certain information and footnote disclosures normally included in financial statements in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  Therefore, these statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended June 30, 2002, included in the Company’s Annual Report on Form 10-K, dated September 27, 2002.

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

Net income (loss) as presented in the condensed consolidated statements of operations represents the numerator used in computing both basic and diluted income (loss) per share and the following table sets forth the computation of the weighted average shares representing the denominator used in determining basic and diluted income (loss) per share:

	Three Months ended March 31,		Nine Months ended March 31,
	2003	2002	2003	2002
	(in thousands)		(in thousands)
Denominator for basic income (loss) per share - weighted average shares outstanding	6,545	6,545	6,545	6,545
Dilutive securities: preferred stock and certain stock options	987	—	938	—
Denominator for diluted income (loss) per share – adjusted weighted average shares outstanding and assumed conversions	7,532	6,545	7,483	6,545

At March 31, 2003, the following potentially dilutive securities were outstanding but were not included in the computation of diluted income (loss) per share due to their anti-dilutive effect:  options to purchase approximately 1,234,000 common shares at a weighted average exercise price of $3.06 per share; and warrants to purchase 214,792 common shares at a weighted average price of $9.28 per share.

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

Long Lived Assets

The carrying amounts of long-lived assets, and the related amortization periods, are reviewed for impairment whenever events occur or changes in circumstances indicate that the carrying amount of an asset may not be recoverable within the estimated useful life.  When the Company determines the existence of impairment indicators, the impairment loss is measured based on the excess of carrying value over the estimated fair value of the impaired asset.  The carrying value of the underlying asset is reduced, with the reduction charged to expense, so that the carrying amount is equal to estimated fair value.

2.                                      Inventories

Inventories are stated at the lower of cost or market.  Cost is determined using the first-in, first-out method.  Inventories consisted of the following at March 31, 2003 and June 30, 2002:

	March 31, 2003	June 30, 2002
Raw materials	$399,000	$562,000
Work-in-progress	55,000	26,000
Finished goods	349,000	293,000
	$803,000	$881,000

3.             Restricted Cash

The Company maintains an interest bearing money market account with a lending bank, $1,980,000 of which is being held as a compensating balance as of March 31, 2003 under a long-term obligation and is restricted as to withdrawal.  Included in cash and cash equivalents as of March 31, 2003 is $394,000 restricted to secure the current portion of the long-term obligation.  The restricted cash balance requirement decreases over the life of the obligation as payments are made.

4.             Commitments

The Company has entered into agreements with various lending institutions to provide financing for the Company’s investments in capital equipment and facilities modifications and consolidation.  As of March 31, 2003, the Company had approximately $2,695,000 outstanding under these agreements, $2,109,000 of which was classified as long-term obligations.

5.             Non-recurring items

During the current quarter, the Company fulfilled its obligations related to the non-recurring charge taken in fiscal 2000 for certain non-cancelable abandoned lease and other obligations related to the Company’s relocation to its new facilities.  As a result, the Company reversed the remaining $76,000 that was accrued for and expensed as a non-recurring item in fiscal 2000.  During the prior year, the Company recorded a non-recurring restructuring charge related to involuntary employee termination benefits associated with the Company’s cost reduction and control measures instituted in the second quarter of last fiscal year.  Of the 13 employees terminated, 9 were engaged in research and development activities and 4 in general administration.  Accordingly, the Company accrued for and recorded a $505,000 non-recurring charge for certain involuntary employee termination benefits.  As of March 31, 2003, all of the termination benefits have been paid.

6.             Litigation

The Company has filed two civil complaints in state court against two former executives, among others, alleging misappropriation of the Company’s trade secrets, interference with economic relationships and civil conspiracy.  The claims arise out of the Company’s allegations that the defendants engaged in conduct to misappropriate confidential information related to a new product that was being developed by the Company under the supervision of the two former executives.  The Company is seeking injunctive relief against all defendants.  In response, a counterclaim has been filed against the Company and certain Company employees seeking, among other things, $5 million in monetary damages.

In addition, two separate federal court complaints have been filed against the Company and certain Company employees and agents, alleging violation of civil rights, invasion of privacy, intentional infliction of emotional distress, trespassing, and conspiracy. These complaints are related to one of the state court actions in that they arise out of the court-ordered seizure of computer hard drives, other electronic media, and certain business files of certain of the defendants in one of the state court actions.  Such seizure was conducted by the Salt Lake County Sheriff’s Office.  The two federal court complaints seek, among other things, combined monetary damages of $60 million.

Management believes that the Company’s complaints contain meritorious claims and intends to vigorously protect the Company’s intellectual property.  Additionally, management believes that there is no basis for the claims and counterclaims asserted or the penalties sought against the Company and the other defendants in the counterclaims and federal court actions.  Furthermore, management does not believe that the outcome will have a material adverse impact on the Company.  However, the legal fees and expenses of these actions will likely be material and, in the event of an unfavorable resolution, the outcome could have a material adverse impact on the Company’s business, financial position, or results of operations.

 7.            Stock-based Compensation

The Company has adopted and approved two incentive compensation plans, which are more fully described in Notes 1 and 5 of the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for its fiscal year ended June 30, 2002.

The Company has elected to follow Accounting Principles Board Opinion No. 25 - Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee stock options.  Because the exercise price of the Company’s employee stock options equals the market price of the underlying shares on the date of grant, under APB 25, the Company does not recognize any compensation expense.

The following table illustrates the effect on net income (loss) and income (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 - Accounting for Stock-Based Compensation to stock-based employee compensation:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Net income (loss) - as reported	$118,000	$(54,000)	$503,000	$(1,647,000)
Less: Total stock compensation expense determined under fair value method	(77,000)	(38,000)	(66,000)	(51,000)
Net income (loss) - pro forma	$41,000	$(92,000)	$437,000	$(1,698,000)

Income (loss) per share:
Basic - as reported	$0.02	$(0.01)	$0.08	$(0.25)
Diluted - as reported	$0.02	$(0.01)	$0.07	$(0.25)

Basic - pro forma	$0.01	$(0.01)	$0.07	$(0.26)
Diluted - pro forma	$0.01	$(0.01)	$0.06	$(0.26)

The effects of applying SFAS 123 in the above pro forma disclosures are not necessarily indicative of future amounts.  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility.  In management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options because the Company’s employee stock options have characteristics different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate.

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

Overview

The Company is a leader in the development, manufacture and sale of active drug delivery systems used primarily to treat local inflammation in the physical and occupational therapy and sports medicine markets.  The Company’s current product line is based on proprietary iontophoretic drug delivery technology.  The majority of the Company’s revenues have been generated through the sale of the Phoresor system and related products that employ its proprietary technology.  The Company is pursuing opportunities to advance its position as a leading provider of quality, innovative, non-invasive medical products that improve patient healthcare.  The Company seeks to accomplish this by growing its existing product lines, distributing new product lines and through acquisitions.  Since its inception, the Company has generally incurred operating losses as a result of costs associated with internally funded research and development activities.  As of March 31, 2003, the Company’s accumulated deficit was approximately $33.4 million.  The Company’s ability to sustain profitability will depend on its ability to achieve market acceptance, successfully expand sales of its existing and new products, and successfully complete the development of, receive regulatory approvals for, and successfully manufacture and market its products under development, as to which there can be no assurance.

The Company’s results of operations may vary significantly from quarter to quarter and depend on the signing of new product development agreements, the timing of contract research revenues, product sales levels and costs associated with manufacturing processes, as well as other factors.  The amount of revenue in any given period is not necessarily indicative of future revenue.

Results of Operations

Three Months and Nine Months Ended March 31, 2003 and 2002

Revenues.  Product sales increased 4% and 8% to $2.9 million and $8.8 million in the three and nine months ended March 31, 2003, respectively, from $2.8 million and $8.1 million in the three and nine months ended March 31, 2002, respectively.  The Company has grown product sales 25 out of the last 26 quarters, with the third quarter marking the sixth consecutive quarter of record product sales.  The nine month increase is attributable, in part, to the return of the Company’s sales orders to normal levels following a shortage of an anti-inflammatory drug often used with its products, which had negatively impacted sales orders in the first quarter of the prior year.

Contract research revenues, royalties and license fees were $37,000 and $139,000 in the three and nine months ended March 31, 2003, respectively, compared to $47,000 and $482,000 in the comparable prior year three and nine month periods.  The nine-month decrease is primarily a result of the recognition of $350,000 in contract research revenue resulting from a one-time payment for work performed under a collaboration agreement with Santen Pharmaceuticals Co., LTD during the nine month period ended March 31, 2002.

Costs of products sold.  Costs of products sold were $1.1 million and $3.2 million in the three and nine months ended March 31, 2003, respectively, compared to $1.1 million and $3.0 million in the three and nine months ended March 31, 2002, respectively.  Gross margins on quarterly product sales were 63% and 62% during the current and prior year periods, respectively.  Gross margins on product sales were 63% during both the current and prior year nine month periods.

Research and product development expense.  Research and product development expenditures decreased 26% and 55% to $321,000 and $990,000 for the three and nine months ended March 31, 2003, respectively, compared to $436,000 and $2.2 million for the prior year periods.  The decrease reflects cost reduction and control measures implemented in the prior year.  The Company’s research and product development expenditures in the current periods reflect its continued investment in product development programs, including a focused effort on new products for its operating business in the physical and occupational therapy and sports medicine markets.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased 9% to $1.5 million in the current quarter compared to $1.4 million in the prior year quarter.  This increase is primarily due to the increased sales and marketing expenses associated with increased product sales and to increased legal costs related to litigation the Company is pursuing against certain parties.  These increased costs were partially offset by cost reduction measures instituted in the last fiscal year.  Selling, general and administrative expenses decreased 7% to $4.2 million in the nine months ended March 31, 2003 compared to $4.5 million in the prior year period.  This decrease reflects cost reduction measures the Company instituted in the last fiscal year, offset, in part, by increased sales and marketing expenses associated with the increase in product sales and by increased legal costs related to litigation the Company is pursuing against certain parties.

Non-recurring items.  During the current quarter, the Company fulfilled its obligations related to the non-recurring charge taken in fiscal 2000 for certain non-cancelable abandoned lease and other obligations related to the Company’s relocation to its new facilities.  As a result, the Company reversed the remaining $76,000 that was accrued for and expensed as a non-recurring item in fiscal 2000.  During the prior year, the Company recorded a restructuring charge related to involuntary employee termination benefits associated with the Company’s cost reduction and control measures instituted in the second quarter of last fiscal year.  Of the 13 employees terminated, 9 were engaged in research and development activities and 4 in general administration.  Accordingly, the Company accrued for and recorded a $505,000 restructuring charge for certain involuntary employee termination benefits.  As of March 31, 2003, all of the termination benefits have been paid.

Other costs and expenses.  During the current three and nine month periods, the Company had interest expense (net of interest income) of $24,000 and $84,000, respectively, compared to interest expense (net of interest income) of $36,000 and $57,000 in the prior year periods.  Amounts in both periods reflect interest expense on long-term obligations less interest earnings on the invested cash balances.

Income taxes.  The Company has substantial net operating loss carryforwards, which, under the current “change of ownership” rules of the Internal Revenue Code of 1986, as amended, may be subject to substantial annual limitation.  No income tax expense was recognized on the Company’s pre-tax income for the three- and nine-month periods ended March 31, 2003, which reflects management’s estimate of the Company’s fiscal 2003 tax position.  In addition, no income tax benefit was recognized for the three- and nine-month periods ended March 31, 2002.

Net income (loss).  The Company recognized net income of $118,000, or $0.02 per share, during the three-month period ended March 31, 2003, compared with a net loss of $54,000, or $0.01 per share, during the three months ended March 31, 2002.  The Company recognized net income of $503,000, or $0.08 per share, during the nine months ended March 31, 2003, compared to a net loss of $1.6 million, or $0.25 per share in the nine months ended March 31, 2002.  These fluctuations are a result of the changes discussed above.

Liquidity and Capital Resources

During fiscal 2003, and consistent with the prior period, the Company’s operations, including costs associated with its research and product development programs, will be internally funded with cash flows from its current operating business, term loan and capital lease financing agreements and from cash reserves.   If successful in its efforts to enter into new collaborative research and development arrangements, the Company could earn additional contract research revenues in future periods.

As of March 31, 2003, the Company had total cash of approximately $7.3 million, of which $2.0 million is being held as a compensating balance under a long-term obligation and subject to withdrawal restrictions.  Cash in excess of immediate requirements is invested in a manner which is intended to maximize liquidity and return while minimizing investment risk, and, whenever possible, the Company seeks to minimize the potential effects of concentration of credit risk.

The Company generated $1.2 million in cash from operating activities during the current nine-month period, compared to consumption of $2.3 million in cash during the prior year period.  The increased cash generated from operations is a result of higher sales, cost reduction and control measures implemented in the prior year and changes in working capital balances.

Historically, the Company’s operations have not been capital intensive.  However, during fiscal 2001 the Company invested approximately $3.3 million for the relocation and consolidation of its research and manufacturing facilities and for new equipment to automate its manufacturing process.  The Company used long-term financing agreements to fund these investments.

As of March 31, 2003, the Company had approximately $2.7 million outstanding under long-term financing agreements, including the current portion.  The Company may enter into additional financing agreements to fund the majority of its capital equipment needs during the next 12 months, but does not anticipate a significant investment in capital equipment during that time.  The Company’s expenditures for equipment and furniture in excess of equipment acquired under financing agreements were $116,000 and $98,000 in the current and prior year nine-month periods, respectively.

The Company used $430,000 and $449,000 of cash for payments on long-term obligations during the current and prior year nine month periods, respectively.  Restricted cash requirements decreased $299,000 and $280,000 in the current and prior year nine-month periods, respectively.

The Company will continue to incur costs associated with its product development activities.  During fiscal 2003, these costs will be funded internally from the Company’s established operating business, term loan and capital lease financing agreements and from existing cash balances.  The Company anticipates that at its current operating levels, existing cash balances and cash generated from operations will be sufficient to fund its operating needs through fiscal 2004 and beyond.  However, the Company may be required to or elect to raise additional capital.  The Company’s actual capital requirements will depend on numerous factors, many of which are outside the Company’s control.

Critical Accounting Policies

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements.  The following list is not intended to be a comprehensive list of all of our accounting policies.  Our significant accounting policies are more fully described in Note 1 of our consolidated financial statements for the year ended June 30, 2002.  In many cases, the accounting treatment of a particular transaction is dictated by accounting principles generally accepted in the United States, with no need for management’s judgment or estimation in its application.  There are also areas in which management’s judgment in selecting an available alternative would not produce a materially different result.  The following is a brief discussion of the more significant accounting policies and methods used by us:

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

Revenue Recognition – Revenues on product sales are recognized when there is persuasive evidence that an arms length transfer has occurred, generally upon shipment, when title has passed, and the price is fixed or determinable.  The Company recognizes revenue from contract research based upon performance of its obligations, making qualifying expenditures and delivery of reports and data.  Revenues from royalty and license agreements are based on third-party sales and are recognized in the quarter in which payment is either received or may be reasonably estimated.

Long Lived Assets – The carrying amounts of long-lived assets, and the related amortization periods, are reviewed for impairment whenever events occur or changes in circumstances indicate that the carrying amount of an asset may not be recoverable within the estimated useful life.  When the Company determines the existence of impairment indicators, the impairment loss is measured based on the excess of carrying value over the estimated fair value of the impaired assets.  The carrying value of the underlying assets is reduced, with the reduction charged to expense, so that the carrying value is equal to fair value.

Inventories – Inventories are stated at the lower of cost or market.  Cost is determined using the first-in, first-out method.  The Company evaluates the carrying value of its inventories at least quarterly, taking into account such factors as historical and anticipated future sales compared with quantities on hand, the price the Company expects to obtain for its products in their respective markets compared with historical cost, and the remaining shelf life of goods on hand.  In the event that it is determined that excess or obsolete inventory exists, the Company establishes a corresponding reserve or writes-off the value of the excess or obsolete inventory.

Item 4.    Control and Procedures

(a)  Based on their evaluation as of a date within 90 days of the filing date of this Report, the Company’s principal executive officer and principal accounting officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings

IOMED, Inc. v. Jamal Yanaki, et al., Third District Court of Utah, Salt Lake County.  IOMED filed the Complaint in the above action on April 2, 2002.  As amended on December 2, 2002 (the “Amended Complaint”), IOMED has named as defendants Jamal Yanaki, ActivaTek, LLC, Ceramatec, Inc., Ashok Joshi, James Weersing, Shunt Power Technology, LLC, and Empi, Inc.  On February 27, 2003, IOMED filed an additional complaint against JRW Technology, Inc. in the Third District Court of Utah, Salt Lake County asserting claims arising out of the same factual allegations.  Mr. Yanaki is a former IOMED executive officer.  ActivaTek, LLC is a company formed by Mr. Yanaki and Ceramatec following his resignation from IOMED.  Ceramatec is an engineering consulting firm.  Mr. Joshi is the principal owner of Ceramatec.  Mr. Weersing is the former chief executive officer and chairman of IOMED.  Shunt Power Technology and JRW Technology are companies formed by Mr. Weersing.  Empi is IOMED’s principal competitor in the iontophoretic market place.  In addition, Mr. Weersing is a managing director of MBW Venture Partners, LP, which beneficially owns more than five percent of IOMED’s common stock.

The claims arise out of IOMED’s allegations that the defendants engaged in conduct to misappropriate IOMED’s confidential information related to a new product that was being developed by IOMED under the supervision of Messrs. Weersing and Yanaki.  In the Amended Complaint, IOMED alleges that all defendants misappropriated trade secrets, tortiously interfered with IOMED’s economic relationships and engaged in a civil conspiracy. IOMED further alleges that Messrs. Weersing and Yanaki engaged in fraud and tortiously interfered with IOMED’s contractual relationships, breached fiduciary duties and duties of loyalty and, that Mr. Yanaki breached his contract with IOMED and an implied covenant of good faith and fair dealing.  IOMED seeks injunctive relief against all defendants.

In response, a Counterclaim was filed with respect to the Amended Complaint on January 10, 2003 against IOMED and certain IOMED employees, including Mr. Robert J. Lollini, President and Chief Executive Officer, seeking, among other things, $5 million in monetary damages.

The parties have conducted discovery, including production of documents and depositions of various witnesses.  No date has been set for trial of the matter.  The parties have had discussion about a proposed schedule to complete discovery, but have been unable to reach agreement.

Yanaki v. IOMED, Inc., et al and Moss v. IOMED, Inc., et al, U.S. District Court for the District of Utah.  On April 14, 2003, Mr. Yanaki and Ms. Susan I. Moss filed separate Complaints against IOMED and certain IOMED employees and agents, alleging violation of civil rights, invasion of privacy, intentional infliction of emotional distress, trespassing, and conspiracy. These Complaints are related to the state court action involving Jamal Yanaki, et al. discussed above in that they arise out of the seizure of Mr. Yanaki’s computer hard drives, other electronic media, and certain business files, pursuant to an order by the Third Judicial District Court for the State of Utah.  The court-ordered seizure was conducted by the Salt Lake County Sheriff’s Office.  Mr. Yanaki and Ms. Moss seek, among other things, combined monetary damages of $60 million.  No discovery has been conducted with respect to either of these claims, but a motion to consolidate the two actions has been agreed to by the parties and is pending before the court.

Management believes that the Company’s complaints contain meritorious claims and intends to vigorously protect the Company’s intellectual property.  Additionally, management believes that there is no basis for the claims and counterclaims asserted or the penalties sought against the Company and the other defendants in the state court counterclaims and the Federal court actions.  Furthermore, management does not believe that the outcome will have a material adverse impact on the Company.  However, the legal fees and expenses in these actions will likely be material and, in the event of an unfavorable resolution, the outcome could have a material adverse impact on the Company’s business, financial position, or results of operations.

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8-K

(a)           Exhibits:

Exhibit No.	Description
Exhibit 99.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
Exhibit 99.2	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

(b)           Reports on Form 8-K:

On April 30, 2003, a Current Report was submitted on Form 8-K under Items 5, 7 and 9 containing the press releases relating to the legal proceedings indicated above and to the Company’s fiscal 2003 third quarter earnings results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IOMED, Inc.
(Registrant)

Date:	May 14, 2003	By:	/s/ Robert J. Lollini
Robert J. Lollini
President and Chief Executive Officer

Date:	May 14, 2003	By:	/s/ Brian L. Mower, CPA
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

4.                                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.               designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within the entity, particularly during the period in which this quarterly report is being prepared;

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.               presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s  auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	By:	/s/ ROBERT J. LOLLINI
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

4.                                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.               designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within the entity, particularly during the period in which this quarterly report is being prepared;

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.               presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s  auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	By:	/s/ BRIAN L. MOWER, CPA
Brian L. Mower, CPA
Chief Accounting Officer