Form 10-K
period 2003-06-30
IOMED INC
filed 2003-09-18
CIK 1041652

Use these links to rapidly review the document
TABLE OF CONTENTS
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS IOMED, Inc.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2003

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

The aggregate market value of the Registrant's voting stock held by non-affiliates based upon the closing price of the common stock as quoted on the American Stock Exchange on August 29, 2003, was approximately $7,557,000.

The number of shares of Registrant's common stock outstanding on August 29, 2003, was 6,544,670.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated into Part III of this Report on Form 10-K by reference to the Registrant's Proxy Statement for its 2003 Annual Meeting of Shareholders.

PART I

Item 1. BUSINESS

Forward-Looking Statements

        Certain statements contained in this report on Form 10-K (the "Report") are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements may be identified by the use of terminology such as "may," "will," "expect," "anticipate," "intend," "designed," "estimate," "should," or "continue" or the negatives thereof or other variations thereon or comparable terminology. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of IOMED, Inc. (the "Company"), or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, among other things, the following: the uncertainties related to the Company's continuing profitability; the uncertainties related to the Company's product development programs; the uncertainties related to the Company's ability to attract collaborative development partners; the Company's reliance on third party distribution; the risks associated with obtaining governmental approval of the Company's products; the highly competitive industry in which the Company operates and the rapid pace of technological change within that industry; the uncertainty of patented and proprietary technology protection and the Company's reliance on such patented and proprietary technology (including reliance on technology licensed from third parties); defense of the Company's intellectual property rights; changes in or failure to comply with governmental regulation; the uncertainty of third party reimbursement for the Company's products; the Company's dependence on key employees; general economic and business conditions and other factors discussed in this Report and the Company's other Securities and Exchange Commission ("SEC") filings. The Company undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events or circumstances occur in the future.

Introduction

        The Company was incorporated in Utah in 1974 as Motion Control, Inc. In 1987, the Company merged with JMW Acquisition Corporation, and the name of the merged entity was changed to IOMED, Inc. The Company is a leader in the development, manufacture and sale of active drug delivery systems primarily used to treat acute local inflammation in the physical and occupational therapy and sports medicine markets. The Company is pursuing opportunities to advance its position as a provider of quality, innovative, non-invasive medical products that improve patient healthcare. In addition, the Company is seeking collaborative opportunities to develop its non-invasive drug delivery technology to satisfy substantial unmet medical needs. The Company has proprietary technology in various stages of research and product development primarily for the treatment of acute local inflammation and for the treatment of ophthalmic disease.

Commercial Business

        The Company is in the business of developing, manufacturing, and marketing proprietary products used in the site-specific, non-invasive administration of soluble salts or other drugs into the body for medical purposes. The Company's active drug delivery systems employ iontophoresis (explained more fully below) as a non-invasive method of enhancing and controlling the transport of water-soluble ionic drugs into and through the skin and other body tissues using a low-level electrical current. The Company currently markets two iontophoretic products, a system used to deliver a potent corticosteroid in the treatment of acute local inflammatory conditions and a system used to deliver Iontocaine®, the Company's brand of lidocaine HCl 2% and epinephrine 1:100,000 topical solution, for the administration of dermal anesthesia. The Company's products are used in situations when it is advisable to avoid the pain that may accompany needle insertion and drug injection, and/or to minimize the infiltration of carrier fluids, or to avoid the damage caused by needle insertion when tissue is traumatized.

        The Company's proprietary, patented iontophoresis system (the "Phoresor® system" or "Phoresor") is designed for clinical use and is comprised of a reusable dose controller and single use, disposable active transdermal patch kits ("patch kits"). The dose controller incorporates an advanced microprocessor to precisely control drug dosage through the Company's proprietary single-use, disposable patch kits, including its IOGEL®, TransQ® and Anestrode® patch kits.

        Using the Company's Phoresor System, medical professionals are able to deliver dexamethasone, a potent and effective corticosteroid, to treat local inflammatory conditions. Because of the negative side effects often associated with the oral or injectable administration of dexamethasone, it is used only as a second- or third-line therapy. However, using the Company's technology, the administration of these drugs without the occurrence of these negative side effects is possible. The Company's products are used for site-specific corticosteroid therapy in clinics nationwide to treat a variety of conditions, including those suffered by top professional and semi-professional athletes in football, baseball, basketball, hockey, golf and skiing.

        The Company also markets a specialty pharmaceutical iontophoretic product, Numby Stuff®, for the delivery of Iontocaine with the Phoresor system. Numby Stuff offers non-invasive, needle-free dermal anesthesia in as little as 10 minutes, and can be used prior to needle sticks, IV starts, lumbar punctures, PICC insertions, and fine needle and skin biopsies. The product is primarily used in pediatric, vascular access, and dermatology markets.

Business Strategy

        The majority of the Company's revenues, to date, have been generated through the sale of the Phoresor system, which consists of a reusable dose controller and single-use disposable patch kits. The Company is continuously seeking opportunities to improve the quality of its existing products and to market or develop new products to support this "razor-razor blade" business model.

        The Company intends to promote growth in its core business by:

  •
  Strengthening Distribution—Leverage existing distributor networks and health care provider relationships and enter into new agreements to broaden and strengthen access to our served markets.

  •
  Leveraging Manufacturing Expertise—Continue improvement in manufacturing efficiency and quality systems to remain a low-cost producer of high quality iontophoretic drug delivery systems.

  •
  Developing New Products—Apply technological expertise on focused product development activities to provide value to our customers and to improve the competitive position of our products and our distributors.

  •
  Seeking New Product and Market Opportunities—Expand product offerings, identify new products and enter new markets both independently and through acquisition or collaborative relationships.

  •
  Improving Reimbursement—Continue efforts to improve reimbursement through the support and publication of clinical research and direct interaction with the third-party payor network.

Current and Future Products

        The following table lists the therapeutic applications of the principal products developed and future products pending development by the Company. The application of the Company's technology as an approved pharmaceutical product for the treatment of acute local inflammation or ophthalmic disease is not currently under development. See the more detailed description of the Company's development efforts relating to these applications elsewhere in this report. This table is qualified in its entirety by reference to such detailed descriptions. There can be no assurance that any future products will be developed successfully or approved in a timely manner, if at all, or even if developed or approved, be successfully manufactured or marketed. In addition, the status of development indicated below does not necessarily indicate the order in which the products shown may be submitted to or approved by the Food and Drug Administration ("FDA").

Application	Therapeutic Agent	Product Status
Acute local inflammation	None specified	Currently marketed(1)
Dermal anesthesia	Iontocaine	Currently marketed
Acute local inflammation	Dexamethasone	Under evaluation(2)
Ophthalmic diseases	None specified	Pre-clinical(2)

(1)
Currently marketed under a 510(k) clearance for use with "ions of soluble salts or other drugs."

(2)
All major development activity related to these programs has been suspended. The Company continues to file, prosecute, maintain, and defend its intellectual property position in these areas and to conduct business development and research activities both independently and in collaboration with others. However, any significant development efforts toward the clinical evaluation and commercial development of these technology applications will likely only occur with the substantial support of a collaborative partner.

Acute Local Inflammation

        Acute local inflammatory conditions resulting from exercise, sports injuries, trauma or repetitive motion disorders are among the leading types of injuries occurring in the workplace and among physically active adults. The most common of these injuries include tendonitis, bursitis, carpal tunnel syndrome and epicondylitis (tennis elbow). The Company believes the electro-transport of corticosteroids may provide significant advantages over other current treatment regimens for acute local inflammation.

        Commercial Products.    The Company pioneered the commercial introduction of its active transdermal drug delivery systems in 1979. These products are used principally by physical therapists (under a doctor's prescription) and have been clinically administered in over 21 million patient treatments for the delivery of corticosteroids and other drugs. More than 19 million of these treatments have occurred since 1990, when advancements in patch technology made by the Company led to the introduction of its present range of hydrogel patches for use with its microprocessor controlled dose controllers. The Company's products are also used by athletic trainers and physical therapists serving a number of professional and semi-professional athletes and teams, including golfers, tennis players, men's and women's Olympic ski teams, as well as by football, basketball, baseball and hockey teams. The Company believes that its active transdermal drug delivery systems have been accepted in the rehabilitation marketplace due to their ease of use, non-invasiveness, recognized efficacy and lack of significant side effects.

        Products Under Development.    The Company continues to seek to develop and market "next generation" products for use in treating acute local inflammatory conditions. Enhancements to its dose controllers and electrode patches, as well as the developing, manufacturing, and marketing of new products are part of the Company's efforts to provide customers the most advanced iontophoresis technology commercially available.

        IontoDex™ is a miniaturized, integrated version of the Company's active drug transport system designed for patient in-home use to treat acute local inflammation. This proprietary active drug transport system, combined with dexamethasone, has the potential to address a significant unmet medical need by offering patients the benefits of anti-inflammatory effects of dexamethasone while avoiding all of the gastrointestinal (GI) and other systemic side effects of oral drugs, such as non-steroidal anti-inflammatory drugs (NSAIDs), including Cox-II inhibitors.

        During fiscal 2001, the Company completed both a pivotal Phase III and a confirmatory Phase III clinical study for the delivery of dexamethasone to treat acute local inflammation. The confirmatory study failed to meet primary clinical endpoints. The study showed a positive response in patients treated with the drug; however, increased benefit in the study's placebo group prevented the statistical separation between the two patient groups necessary to achieve the desired conclusions. Due to these study results and to financial and other resource constraints, the Company suspended all major internal development efforts and may seek corporate development partners or other strategic funding sources prior to any substantial continuation of this development program.

Local Dermal Anesthesia

        Healthcare professionals recognize the importance of managing pain associated with invasive medical procedures, such as needle injections, placement of access devices (including phlebotomies, IV catheters, lumbar punctures, epidurals, etc), dermatological procedures (biopsies, wart and mole removal, Mohs procedures, etc), as well as gynecological and urological procedures (vasectomies, etc). In 2001, two new standards were instituted to improve pain management at medical facilities. The Occupational Safety and Health Administration (OSHA) revised their Bloodborne Pathogen Standard, requiring employers to use safer medical devices wherever feasible in order to reduce the risk of injury from sharps. The Joint Commission on Accredited Healthcare Organizations (JCAHO) also passed their new Pain Management Standards requiring healthcare professionals to inform patients of methods available to minimize pain prior to, during, and after medical procedures. These new standards favor the type of non-invasive drug delivery systems that the Company offers and could enhance the use of its products in medical practice.

        Commercial Products.    The Company's Iontocaine is approved by the FDA under a New Drug Application ("NDA") and is specifically labeled for use with the Company's Phoresor system and its proprietary, single use, disposable active transdermal patch kits. The Company's Iontocaine is the only drug approved by the FDA for delivery using iontophoresis.

        The Company currently sells its dermal anesthesia product into the pediatric, adult vascular access, and dermatology markets under the brand name Numby Stuff. Numby Stuff is used to induce dermal anesthesia prior to invasive procedures and the Company believes it is more effective than the leading topical product.

        Due to limited distribution, to date, Numby Stuff has not generated significant revenues. In March 2003, the Company took steps to expand its marketing activities and distribution presence for the promotion of Numby Stuff through an agreement with a national distribution partner that has market-specific distribution capabilities.

Ophthalmic Diseases

        The Company believes that its unique active drug transport system presents a significant opportunity in the ophthalmic pharmaceutical marketplace due to large patient populations with sight threatening medical needs that are unmet. Age-related macular degeneration ("AMD") and diabetic retinopathy ("DR") are the major causes of visual impairment in the United States and Europe. Both AMD and DR are conditions caused by angiogenesis (unwanted blood vessel growth) resulting in neovascularization that damages the retina and ultimately causes blindness. Posterior uveitis and retinitis secondary to glaucoma also contribute considerably to loss of sight worldwide. A common characteristic among all of these conditions is their location at the back of the eye, where drug treatment is difficult to administer. The Company believes that its proprietary drug delivery products offer a solution or a significant improvement to currently unmet medical needs in this area.

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

        Products Under Development.    Using its proprietary technology, the Company has developed an ocular drug delivery system that seeks to address the safe and effective administration of therapeutics to the back of the eye. The Company's delivery system, trademarked OcuPhor™, allows for site-specific administration of a pharmacologic agent without the collateral tissue damage associated with surgery, lasers, needle injections or implants. OcuPhor has been designed as a platform technology to deliver drug compounds non-invasively and site-specifically to posterior segments of the eye. Through both collaborations and internal research efforts, the Company has made significant advancements with the OcuPhor System. Feasibility studies confirmed OcuPhor's ability to deliver an anti-angiogenic drug to the back of the eye. Preliminary clinical studies in human volunteers have shown that the OcuPhor System is safe and well tolerated using both positive and negative polarity currents and does not produce any ophthalmic changes as measured by a series of standard tests. Additionally, the Company has demonstrated that the OcuPhor System is capable of delivering antiangiogenics, anti-inflammatories, antibiotics, and antivirals. The Company believes that OcuPhor's transport capabilities are within the theoretical therapeutic range of a variety of drugs, including small molecules as well as some macromolecules such as oligonucleotides and small proteins. The Company is seeking license agreements and collaborative partnerships to identify specific drugs which will be able to take advantage of the OcuPhor System and thereafter move it beyond the preclinical stage and advance its commercial development.

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

        Among the many drug delivery methods available today, the Company believes the advantages of iontophoretic drug delivery are many and include the following:

  •
  Non-invasive, needle-free

  •
  Site-specific drug delivery eliminates systemic side effects

  •
  Rapid onset and cessation kinetics

  •
  Controlled, programmable and titratable drug delivery capabilities

  •
  Single delivery system provides smooth, variable or bolus plasma levels, singly or in combination

  •
  Enhanced delivery of a broad range of compounds

  •
  Minimal variability in the delivery profiles among patients and body sites

  •
  Potential for enhanced patient compliance and control

  •
  Meets OSHA pain management standards for healthcare industry

  •
  Compliance with Needle Stick Prevention Act of 2001.

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

        As of June 30, 2003, the Company held or had rights to utilize approximately 76 United States patents and 76 foreign patents and has (or has the rights to utilize) approximately 9 pending patent applications in the United States and 30 pending patent applications in foreign countries. The Company also owns or has licensed rights to issued and pending United States patents governing the design and manufacture of certain myoelectric prosthetic devices which it has sublicensed to a third party in connection with the sale of the Company's Motion Control division in December 1996.

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

        The Company's license arrangements and prior collaborative relationships include the following:

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

        University of Utah.    In 1974, the Company entered into a licensing agreement with the University of Utah Research Foundation ("University"). Under the agreement, as amended, the Company obtained an exclusive license to certain iontophoretic drug delivery technologies developed at the University. Under the terms of the amended license, the Company is obligated to pay the University a royalty on certain sales of its iontophoretic drug delivery products through the year 2007.

        Santen Pharmaceuticals.    In April 2001, the Company entered into a collaboration agreement with Santen Pharmaceutical Co., Ltd for the joint development of a treatment for AMD using the OcuPhor System and an anti-angiogenic drug. Work under the collaborative development agreement concluded in fiscal 2002.

Manufacturing

        All of the Company's products are inspected, labeled and prepared for shipment at its manufacturing facility in Salt Lake City, Utah. At that facility, the Company also manufactures the patch kits using several proprietary materials, components, processes and production technologies developed by the Company in conjunction with its equipment and materials suppliers. The Company has manufactured all of the drug electrode patches it has sold, and believes its electrode manufacturing capacity can be expanded to meet its needs for the foreseeable future.

        The Company outsources the manufacture and assembly of its Phoresor dose controllers, which employ a variety of sub-assemblies and components that are designed or specified by the Company. These components and subassemblies are manufactured by third parties, and are then shipped to a contract manufacturer for final assembly. The Company's manufacturing activities for the Phoresor are limited to design, labeling, inspection and packaging. The Company does not manufacture or repackage any drugs or compounds used in its delivery systems.

        The Company and certain of its suppliers are required to comply with FDA regulations governing manufacturing practices, including the Quality System Regulations, which mandate controls for product design, control and quality. The Company believes it is in compliance with the Quality System Regulations. The Company is also certified to a number of European quality systems regulations, including ISO 9001, EN46001 and EN13485. Additionally, the Company has earned the right, through continued compliance to European regulations, to place the CE mark on our products, allowing us to market them in the European community. The Company has Good Manufacturing Practices ("GMP") audits conducted on a regular basis.

Sales and Distribution

        The Company's marketing strategy is to position its products in the marketplace as the preferred means of administering a wide range of drugs. The Company currently employs the use of multiple sales and distribution channels, including (i) a network of medical supply dealers; (ii) independent sales representatives; and (iii) national distribution partners. The Company uses these distribution channels to maximize its sales and marketing resources.

        The Company currently sells the majority of its products into the physical and occupational therapy, sports medicine and other healthcare markets. The Company employs a nationwide network of distributors and independent sales representatives to sell and distribute its products in those markets. This distribution network is supported by regional business managers and internal customer service representatives who are employees of the Company. In addition to the Company's domestic sales and distribution efforts for its local inflammation products in the United States, it maintains marketing and sales activities in international markets. These sales are made primarily through independent distributors operating in those countries.

        In 2003, the Company expanded its marketing and distribution presence for the promotion of Numby Stuff through an agreement with a national distribution partner that has market-specific distribution capabilities. The Company's employees along with its national distribution partner facilitate the sales of Numby Stuff into the pediatric, adult vascular access and dermatology markets.

        One distributor accounted for approximately 19%, 20% and 18% of the Company's product sales for the fiscal years ended June 30, 2003, 2002 and 2001. Although a valued distribution channel, in the event of a loss of such distributor, the Company believes that it could continue to reach a substantial portion of its end user customers through alternative distribution channels. Less than 10% of product sales are to foreign customers.

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

        Products regulated as medical devices may not be commercially distributed in the United States unless they have been cleared or approved by the FDA. Currently, there are two methods for obtaining FDA clearance or approval of medical devices. Devices deemed to pose less risk are placed in class I (general controls) or class II (general and special controls) and qualify for 510(k) notification, a procedure under section 510(k) of the Federal Food, Drug, and Cosmetic Act. A medical device that does not qualify for the 510(k) clearance is placed in class III, which is reserved for devices deemed by the FDA to pose the greatest risk. A preamendment class III device is one that was on the market before May 28, 1976. This status means that the device at present can be marketed through a 510(k) clearance, but it remains subject to a call for a Pre-Market Approval ("PMA") application under section 515 of the Drug Act. A PMA application generally requires a more complex submission than a 510(k) notification. Typically, it requires showing that the device is safe and effective based on extensive and costly preclinical and clinical tests, as well as information about the device and its components regarding, among other things, manufacturing, labeling and promotion.

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

        The Company's Phoresor received 510(k) clearance as a preamendment class III device labeled for use with ions of soluble salts or other drugs. In 1995, the FDA approved an NDA for Iontocaine to be used as a local anesthetic and delivered iontophoretically by the Phoresor, which effectively moved the Phoresor into class II for this intended use. Unlike Iontocaine, dexamethasone does not have an NDA approval allowing it to be labeled for iontophoretic delivery. Thus, at the present time, the Company's Phoresor is a preamendment class III device when used with dexamethasone (or any drug other than Iontocaine). The Company is not currently seeking, and gives no assurance that it will ever obtain, an approved NDA for the iontophoretic delivery of any drug other than Iontocaine.

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

        Agencies similar to the FDA regulate medical devices and pharmaceutical products in most foreign countries. The International Standards Organization (ISO) has established regulations for medical devices in the European Union. Currently, the Company is in compliance with these regulations and its products are CE Marked. The Company will be required to meet the regulations of any foreign country where it markets its products. In addition, various aspects of the Company's business and operations are also regulated by a number of other governmental agencies including the Drug Enforcement Agency, U.S. Department of Agriculture, the Environmental Protection Agency, the Occupational Safety and Health Administration as well as by other federal, state and local authorities.

        Noncompliance with these various government regulatory requirements could result in enforcement actions that could include fines, plant closure, a recall of the Company's products or other civil or criminal sanctions. Noncompliance as well as unanticipated changes in existing regulatory requirements or adoption of new requirements could have a material adverse effect on the Company.

Competition

        The drug delivery, pharmaceutical and biotechnology industries are highly competitive and rapidly evolving, with significant developments expected to continue at a rapid pace. The Company's success depends upon maintaining a competitive position and developing products and technologies for efficient and cost effective drug delivery. The Company's products compete with other drugs and drug delivery systems, including other iontophoretic delivery systems. The Company believes its products compete on the basis of quality, efficacy, cost, convenience, safety and patient compliance.

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

        Currently, no other company has FDA approval to market an iontophoretic system for the inducement of dermal anesthesia. Therefore, the Company's iontophoretic system for delivering Iontocaine for the inducement of dermal anesthesia primarily competes with traditional methods of delivering dermal anesthetics by needle injection or is used in circumstances where either no anesthesia is used, due to the pain associated with needle injection (including needle injections themselves), or where topical anesthetic creams are used. The most effective and widely used topical anesthetic cream, EMLA, is manufactured and sold by AstraZeneca International, a large international pharmaceutical company. There can be no assurance that the Company can effectively compete with these products or any other drug delivery system.

Employees

        As of June 30, 2003, the Company had 54 full-time employees, 9 of whom hold either an advanced business or technical degree. Of the Company's full-time employees on that date, 6 were engaged in engineering and product development, 24 in manufacturing and quality control, and 24 in sales, marketing and general administration. None of the Company's employees is represented by a labor union. The Company has not experienced any employee related work stoppages and considers its relations with employees to be good.

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

Item 3. LEGAL PROCEEDINGS

        IOMED, Inc. v. Jamal Yanaki, et al., Third District Court of Utah, Salt Lake County. IOMED filed the Complaint in the above action on April 2, 2002. As amended on December 2, 2002 (the "Amended Complaint"), IOMED has named as defendants Jamal Yanaki, ActivaTek, LLC, Ceramatec, Inc., Ashok Joshi, James Weersing, Shunt Power Technology, LLC, and Empi, Inc. On February 27, 2003, IOMED filed an additional complaint against JRW Technology, Inc. in the Third District Court of Utah, Salt Lake County asserting claims arising out of the same factual allegations. Mr. Yanaki is a former IOMED executive officer. ActivaTek, LLC is a company formed by Mr. Yanaki and Ceramatec following his resignation from IOMED. Ceramatec is an engineering consulting firm. Mr. Joshi is the principal owner of Ceramatec. Mr. Weersing is the former chief executive officer and chairman of IOMED. Shunt Power Technology and JRW Technology are companies formed by Mr. Weersing. Empi is IOMED's principal competitor in the iontophoretic marketplace. In addition, Mr. Weersing is a managing director of MBW Venture Partners, LP, which beneficially owns more than five percent of IOMED's common stock.

        The claims arise out of IOMED's allegations that the defendants engaged in conduct to misappropriate IOMED's confidential information related to a new product that was being developed by IOMED under the supervision of Messrs. Weersing and Yanaki. In the Amended Complaint, IOMED alleges that all defendants misappropriated trade secrets, tortiously interfered with IOMED's economic relationships and engaged in a civil conspiracy. IOMED further alleges that Messrs. Weersing and Yanaki engaged in fraud and tortiously interfered with IOMED's contractual relationships, breached fiduciary duties and duties of loyalty and, that Mr. Yanaki breached his contract with IOMED and an implied covenant of good faith and fair dealing. IOMED seeks injunctive relief against all defendants.

        In response, a Counterclaim was filed with respect to the Amended Complaint on January 10, 2003 against IOMED and certain IOMED employees, including Mr. Robert J. Lollini, President and Chief Executive Officer. The counterclaim alleges, among other things, defamation and seeks, among other things, $5 million in monetary damages.

        The parties have conducted limited discovery, including production of documents and depositions of various witnesses. No date has been set for trial of the matter. The parties have had discussion about a proposed schedule to complete discovery, but have been unable to reach agreement.

        Yanaki v. IOMED, Inc., et al and Moss v. IOMED, Inc., et al, U.S. District Court for the District of Utah. On April 14, 2003, Mr. Yanaki and Ms. Susan I. Moss filed separate Complaints against IOMED and certain IOMED employees and agents, alleging violation of civil rights, invasion of privacy, intentional infliction of emotional distress, trespassing, and conspiracy. These actions, which were subsequently consolidated into a single action, are related to the state court action involving Jamal Yanaki, et al. discussed above in that they arise out of the seizure of Mr. Yanaki's computer hard drives, other electronic media, and certain business files, pursuant to an order by the Third Judicial District Court for the State of Utah. The court-ordered seizure was conducted by the Salt Lake County Sheriff's Office. Mr. Yanaki and Ms. Moss seek, among other things, combined monetary damages of $60 million. No discovery has been conducted with respect to this matter. The Company and the other defendants have moved to dismiss these cases on a number of grounds and a hearing on this motion is pending.

        Yanaki v. IOMED, Inc., et al, Third District Court of Utah, Salt Lake County. Mr. Yanaki filed the Complaint against IOMED and certain IOMED employees on June 24, 2003. The complaint alleges, among other things, unlawful employment practices, discrimination and breach of contract by the Company and certain of its employees. This Complaint is related to the state court action involving Jamal Yanaki, et al. discussed above in that the claims asserted arise from the same series of transactions and occurrences. Mr. Yanaki seeks compensatory and punitive damages, declaratory relief, and attorneys' fees. The Company and the other defendants moved to dismiss the complaint with prejudice on July 29, 2003. Briefing on the motion is not complete and no hearing date has been set. Because of the pending motion to dismiss, no discovery has been conducted in this matter.

        Management believes that the Company's complaints contain meritorious claims and intends to vigorously protect the Company's intellectual property. Additionally, management believes that there is no basis for the claims and counterclaims asserted or the penalties sought against the Company and the other defendants. Furthermore, management does not believe that the outcome of the related legal matters above will have a material adverse impact on the Company. However, the legal fees and expenses in these actions will likely be material and, in the event of an unfavorable resolution, the outcome could have a material adverse impact on the Company's business, financial position, or results of operations.

        In addition to the legal matters above, the Company is subject to various claims and legal proceedings covering matters that arise in the ordinary course of business. The Company believes that the resolution of these cases will not have a material adverse effect on its business, financial position, or future results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

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

	2003		2002
	High	Low	High	Low
First Quarter	$1.00	$0.60	$3.49	$1.40
Second Quarter	$1.85	$0.50	$2.20	$1.45
Third Quarter	$1.52	$1.18	$2.30	$1.20
Fourth Quarter	$1.64	$1.32	$1.60	$0.75

Security Holders

        As of June 30, 2003, there were 103 shareholders of record of the Company's common stock.

Dividends

        The Company has not paid dividends to date and does not anticipate or contemplate paying cash dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development and growth of the Company's business.

Equity Compensation Plan Information

        The following table shows information about the securities authorized for issuance under the Company's equity compensation plans as of June 30, 2003:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,532,132	$2.65	1,372,279
Equity compensation plans not approved by security holders	—	—	—

Total	1,532,132	$2.65	1,372,279

Recent Sales of Unregistered Securities

        None.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

        The following selected statement of operations data for the years ended June 30, 2003, 2002 and 2001, and the balance sheet data as of June 30, 2003 and 2002 are derived from the audited consolidated financial statements included in this report and should be read in conjunction with those consolidated financial statements and the notes thereto. The selected statement of operations data for the years ended June 30, 2000 and 1999, and the balance sheet data as of June 30, 2001, 2000 and 1999 are derived from the audited consolidated financial statements of the Company, which are not included herein and are qualified by reference to such financial statements and the notes thereto. Certain reclassifications have been made to prior year balances to conform to the financial statement presentation included herein.

	Fiscal Year ended June 30,
	2003		2002	2001	2000	1999
Statement of Operations Data:
Revenues:
Product sales	$11,935,000		$11,169,000	$11,142,000	$10,569,000	$9,586,000
Contract research revenues, royalties and license fees	172,000		591,000	192,000	171,000	893,000

Total revenues	12,107,000		11,760,000	11,334,000	10,740,000	10,479,000
Operating costs and expenses:
Cost of products sold	4,376,000		4,165,000	3,807,000	3,692,000	3,961,000
Selling, general and administrative	5,711,000		5,585,000	8,042,000	5,593,000	5,371,000
Research and development	1,232,000		2,600,000	7,707,000	3,210,000	1,860,000
Non-recurring (income) expense	(76,000	)(1)	1,695,000 (2)	353,000 (3)	360,000 (4)	—

Total costs and expenses	11,243,000		14,045,000	19,909,000	12,855,000	11,192,000

Income (loss) from operations	864,000		(2,285,000)	(8,575,000)	(2,115,000)	(713,000)
Interest expense	213,000		263,000	78,000	26,000	19,000
Interest income and other, net	134,000		186,000	777,000	986,000	867,000

Net income (loss)	$785,000		$(2,362,000)	$(7,876,000)	$(1,155,000)	$135,000

Diluted Per Common Share Amounts:
Net income (loss)	$0.10		$(0.36)	$(1.20)	$(0.18)	$0.02

Shares used in computing diluted per share amounts(5)	7,497,000		6,545,000	6,541,000	6,513,000	7,429,000
Balance Sheet Data:
Cash and cash equivalents	$5,921,000		$4,422,000	$6,436,000	$15,097,000	$17,263,000
Restricted cash	1,689,000		2,279,000	2,655,000	—	—
Total assets	12,491,000		12,079,000	16,896,000	19,916,000	20,154,000
Long-term obligations, including current portion	2,569,000		3,125,000	3,700,000	521,000	186,000
Accumulated deficit	(33,111,000)		(33,896,000)	(31,534,000)	(23,658,000)	(22,503,000)
Shareholders' equity	8,416,000		7,631,000	9,983,000	17,713,000	18,791,000

(1)
Reflects the reversal of the remaining accrual amount relating to the fiscal 2000 lease abandonment charge for facilities relocation.

(2)
Reflects a $1,190,000 non-recurring, non-cash charge for the impairment of long-lived assets and a $505,000 non-recurring restructuring charge.

(3)
Reflects a non-recurring restructuring charge.

(4)
Reflects a lease abandonment charge for facilities relocation.

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

Overview

        The Company is a leader in the development, manufacture and sale of active drug delivery systems primarily used to treat local inflammation in the physical and occupational therapy and sports medicine markets. The Company's current product line is based on proprietary iontophoretic drug delivery technology. The majority of the Company's revenues have been generated through the sale of the Phoresor system, including the reusable dose controller and single use, disposable patch kits. The Company is pursuing opportunities to advance its position as a provider of quality, innovative, non-invasive medical products that improve patient healthcare. In addition, the Company is seeking collaborative opportunities to develop its non-invasive drug delivery technology to satisfy substantial unmet medical needs. The Company has proprietary technology in various stages of research and product development primarily for the treatment of acute local inflammation and for the treatment of ophthalmic disease. From its inception through fiscal 2002, the Company had generally incurred operating losses as a result of costs associated with internally funded research and development activities. During fiscal 2003, the Company reported net income. As of June 30, 2003, the Company's accumulated deficit was approximately $33.1 million. The Company's ability to sustain profitability will depend on its ability to achieve market acceptance and successfully expand sales of its existing products and successfully complete the development of, receive regulatory approvals for, and successfully manufacture and market its current and future products, as to which there can be no assurance.

Fiscal Years Ended June 30, 2003 and 2002

        Revenues.    The Company achieved record annual product sales of $11.9 million in fiscal 2003, which represents a 7% increase from $11.2 million in fiscal 2002. The increase in product sales is a result of increased demand from the Company's largest customers and a return of the Company's sales orders to normal levels following a shortage of an anti-inflammatory drug often used with its products, which negatively impacted sales during the first quarter of the prior year.

        Contract research revenues, royalties and license fees were $172,000 in fiscal 2003 compared to $591,000 in fiscal 2002. The decrease in contract research revenue reflects recognition during fiscal 2002 of a $350,000 one-time payment for work performed under a collaborative research agreement with Santen Pharmaceuticals Co., Ltd. The Company and Santen have concluded work under their collaborative development agreement. Future contract research revenues will be dependent upon the Company's ability to establish new collaborative research and product development relationships.

        Costs of Products Sold.    Costs of products sold increased 5% to $4.4 million in fiscal 2003 from $4.2 million in fiscal 2002. Gross margins on product sales were 63% in both fiscal 2003 and 2002.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased 2% to $5.7 million in fiscal 2003 compared to $5.6 million in 2002. This increase relates primarily to an increase in sales and marketing expenses and an increase in legal costs related to litigation the Company is pursuing against certain parties. These costs were offset, in part, by reductions in other general and administrative expenses.

        Research and Product Development Expense.    Research and development expenditures decreased $1.4 million, or 53%, to $1.2 million in fiscal 2003 from $2.6 million in fiscal 2002. The Company's research and product development expenditures in the current period reflect its investment in product development programs for its core business. The decrease in fiscal 2003 was a result of cost reduction measures, including the suspension or curtailment of certain product development programs. During fiscal 2004, the Company intends to concentrate research and product development efforts on its core business for the development of treatments for acute local inflammation in the physical and occupational therapy and sports medicine markets.

        Non-recurring (income) expense.    During fiscal 2003, the Company fulfilled its obligations related to the non-recurring expense taken in fiscal 2000 for certain non-cancelable abandoned lease and other obligations related to the Company's relocation to its new facilities. As a result, the Company reversed the remaining $76,000 that was expensed as a non-recurring item in fiscal 2000.

        During 2002, following the suspension of certain research and development activities, a change in strategic focus, and the implementation of a new patent management strategy, the Company performed a review for impairment of its intangible assets. Based on the review, the Company recorded a non-cash expense of $1,190,000 for the impairment of long-lived assets for the period ended June 30, 2002. The impairment expense represents the write-off of unamortized acquisition costs of certain patents and other intellectual property rights.

        The Company recorded a restructuring expense of $505,000 in fiscal 2002 for certain involuntary employee termination benefits related to the suspension or curtailment of certain product development programs. As of June 30, 2003, all termination benefits had been paid.

        Other Costs and Expenses.    Interest expense decreased to $213,000 in fiscal 2003 from $263,000 in fiscal 2002 due to a decreasing balance on long-term obligations. Interest income and other miscellaneous income was $134,000 in fiscal 2003 compared to $186,000 in fiscal 2002. Amounts in both periods reflect interest earnings on invested cash balances. The decrease is due to lower interest rates on invested cash balance.

        Income Taxes.    The Company has substantial net operating loss carryforwards, which, under the current "change of ownership" rules of the Internal Revenue Code of 1986, as amended, may be subject to substantial annual limitation. No income tax expense or benefit was recognized for fiscal 2003 or 2002.

        Net Income (loss).    Net income of $785,000 in fiscal 2003 compares to a net loss of $2,362,000 in fiscal 2002. The improvement in fiscal 2003 was a result of increased product sales and significant cost control measures, including the suspension or curtailment of certain development programs, taken by the Company. The net loss in fiscal 2002 includes non-recurring expenses of $1,695,000.

Fiscal Years Ended June 30, 2002 and 2001

        Revenues.    The Company's product sales were $11.2 million in fiscal 2002 compared to $11.1 million in fiscal 2001. The increased product sales in the last three fiscal quarters of 2002 offset the negative impact on sales orders in the first quarter resulting from a market shortage of an anti-inflammatory drug often used with its iontophoretic drug delivery products. The Company believes that the long-term effects of this drug shortage have since been mitigated and its sales orders have returned to normal levels.

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

        Non-recurring expenses.    During fiscal 2002, following the suspension of certain research and development activities, a change in strategic focus, and the implementation of a new patent management strategy, the Company performed a review for impairment of its intangible assets. Based on the review, the Company recorded a non-cash expense of $1,190,000 for the impairment of long-lived assets for the period ended June 30, 2002. The impairment expense represents the write-off of unamortized acquisition costs of certain patents and other intellectual property rights.

        The Company accrued for and recorded restructuring expenses of $505,000 and $353,000 in fiscal 2002 and 2001, respectively, for certain involuntary employee termination benefits related to the suspension or curtailment of certain product development programs. During fiscal 2002 and 2001, 13 and 5 employees, respectively, were terminated and received involuntary termination benefits. Of the 18 total employees terminated, 11 were engaged in research and product development activities, and 7 in sales and general administration. As of June 30, 2002, substantially all of these termination benefits had been paid.

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

        Net Loss.    A net loss of $2,362,000 in fiscal 2002 compares to a net loss of $7,876,000 in fiscal 2001. The improved net loss position in fiscal 2002 was a result of significant cost control measures, including the suspension or curtailment of certain development programs, taken by the Company. The net loss in fiscal 2002 includes non-recurring expenses of $1,695,000. The majority of the fiscal 2001 net loss can be attributed to internally funded research and development programs, including approximately $6.0 million for Phase III clinical studies and other expenses associated with the local inflammation development program.

Liquidity and Capital Resources

        During fiscal 2003, 2002, and 2001, the Company's operations, including costs associated with its research and development programs, were funded largely by cash flow from its commercial operating business and cash reserves from its initial public offering in April 1998.

        As of June 30, 2003, the Company had cash and cash equivalents totaling approximately $5.9 million. Additionally, the Company had approximately $1.7 million of long-term restricted cash, invested in mutual funds and used to secure long-term financing. Cash in excess of immediate requirements is invested in a manner which is intended to maximize liquidity and return while minimizing investment risk, and, whenever possible, the Company seeks to minimize the potential effects of concentration of credit risk.

        The Company generated $1.7 million from operating activities in fiscal 2003 compared to consumption of $1.7 million and $5.5 million in cash from operating activities during fiscal 2002 and 2001, respectively. The positive operating cash flow in fiscal 2003 was a result of increased product sales and reduced operating costs. The Company's efforts to stabilize its cost structure resulted in a reduced net loss and reduction of cash consumption from operations in fiscal 2002. The increased consumption of cash for operating activities in fiscal 2001 can be attributed to the Company's investment in research and product development and the resulting net operating losses.

        Historically, the Company's operations have not been capital intensive. However, during fiscal 2001 the Company invested approximately $3.3 million for the relocation and consolidation of its research and manufacturing facilities and for new equipment to automate its manufacturing process. The Company used long-term financing agreements to fund these investments.

        As of June 30, 2003, the Company had approximately $2.6 million, including the current portion, outstanding under financing agreements, all of which was recorded as long-term obligations. The Company does not anticipate a significant investment in capital equipment during the next 12 months. The Company's equipment and furniture expenditures in excess of equipment acquired under capital lease agreements were $198,000, $110,000, and $289,000 in fiscal 2003, 2002, and 2001, respectively.

        Other sources and uses of cash during the periods included the following: During fiscal 2003, the Company used $556,000 for payments on long-term obligations and its restricted cash requirements decreased $590,000. The reduction in cash restrictions tied to long-term obligations resulted from payments made on long-term obligations and improved terms negotiated with the lender. During fiscal 2002, the Company used $575,000 for payments on long-term obligations and its restricted cash requirements decreased $376,000. During fiscal 2001, the Company used $217,000 for payments on long-term obligations; received $45,000 in proceeds from exercise of stock options; and secured long-term financing with $2,655,000 of restricted cash.

        The Company will continue to incur costs associated with its commercial business, including research and product development activities. During fiscal 2004, these costs will be funded internally from the Company's established commercial business; term loan and capital lease financing agreements; and from existing cash balances. The Company anticipates that at its current operating levels, existing cash balances and cash generated from operations will be sufficient to fund its operating needs through fiscal 2005 and beyond. However, the Company may be required to or elect to raise additional capital before that time. The Company's actual capital requirements will depend on numerous factors, many of which are outside the Company's control.

Critical Accounting Policies

        The Securities Exchange Commission's Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The following list is not intended to be a comprehensive list of all of our accounting policies. Our significant accounting policies are more fully described in Note 1 of our consolidated financial statements. In many cases, the accounting treatment of a particular transaction is dictated by accounting principles generally accepted in the United States, with no need for management's judgment or estimation in its application. There are also areas in which management's judgment in selecting an available alternative would not produce a materially different result. The following is a brief discussion of the more significant accounting policies and methods used by us:

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

New Accounting Pronouncements

        In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure provision of SFAS No. 148 as of December 31, 2002. SFAS No. 148 did not require the Company to change to the fair value based method of accounting for stock-based compensation.

        In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees and requires that they be recorded at fair value. The initial recognition and measurement provisions of FIN 45 are to be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not have any indirect guarantees of indebtedness of others as of June 30, 2003.

Additional Risk Factors

        Future results could differ materially from those currently anticipated by the Company due to a number of factors, including those identified in this section and elsewhere in this Form 10-K, any of which could have a material adverse impact on the Company's business, financial condition or results of operations.

        Historical Operating Losses; Uncertainty of Future Profitability.    With limited exception, prior to fiscal 2003, the Company has sustained losses in each fiscal year. The Company had an accumulated deficit of $33.1 million as of June 30, 2003. The Company's ability to sustain profitability will depend on its ability to successfully expand market acceptance and sales of its existing products, and successfully complete the development of, receive regulatory approvals for, and successfully manufacture and market, its new products. The success of the Company's current and future products may also depend on the timing of new product introductions by the Company relative to its competitors and other factors.

        Uncertainties Related to Product Development.    The Company may be required or elect to undertake time-consuming and costly product development activities, including clinical trials, and seek regulatory approval for new applications and products. Product revenues may not be realized from the sale of any such products for several years, if at all. The Company can give no assurance that its product development efforts, either alone or in collaboration with other parties, will ever be successfully completed, that it can obtain required regulatory approvals of its products, that future products can be manufactured at acceptable cost or with appropriate quality, or that its products can meet market needs or achieve market acceptance.

        Before seeking regulatory approval for the commercial sale of its products, the Company must demonstrate through preclinical studies and clinical trials that those products are safe and effective for use in the target indications. There can be no assurances the Company will be able to complete its clinical trials in a timely manner, if at all. The results from preclinical studies and early clinical trials may not be indicative of results the Company will obtain in large-scale testing. There can be no assurance the Company's clinical trials will demonstrate sufficient safety and efficacy to obtain requisite regulatory approvals or that those clinical trials will result in additional marketable products. The use of any product the Company develops may produce undesirable side effects that could result in the interruption, delay or suspension of clinical trials, or the failure to obtain FDA or other regulatory approval for targeted indications. If the Company's future products are not shown to be safe and effective in clinical trials, the resulting delays in developing other compounds and conducting related preclinical testing and clinical trials, as well as the need for additional financing to complete such testing and trials, could have a material adverse effect on the Company's business, financial condition, and results of operations.

        Uncertainties Related to Collaborative Partners.    The Company has previously entered into arrangements with corporate partners, licensors, licensees and other parties for the development, clinical testing, manufacture, marketing or commercialization of certain of its products or products in development. The process of establishing collaborative partners is difficult, time-consuming, and involves significant uncertainty. Discussions with potential collaborators may not lead to the establishment of new collaborative relationships on favorable terms, if at all. If successful in establishing a collaborative agreement, such agreement may never result in the successful development of products or the generation of significant revenue. Until the Company elects to and enters into additional collaborative agreements, it will be required to internally fund all of its research and development expenditures. Such agreements could limit the Company's flexibility in pursuing alternatives for the development or commercialization of its products. To the extent the Company chooses not, or is not able, to establish such collaborations, it could experience significantly increased business risk and capital requirements in the development, clinical testing, manufacturing, marketing and commercialization of new products. The Company could also encounter significant delays in introducing products into markets or find that the development, manufacture or sale of proposed products in such markets is adversely affected by the absence of those collaborative arrangements.

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

        Reliance on Third Party Distribution.    The Company presently markets its products through a nationwide network of independent distributors and sales representatives. In order to broaden distribution and market penetration of its current and future products, the Company may expand its marketing presence through direct sales and marketing or through co-marketing of its products with collaborative marketing partners or distributors that have national or market-specific marketing capabilities. There can be no assurance that the Company will be able to maintain existing, or establish new, marketing arrangements on terms favorable to the Company, if at all.

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

        Defense of Our Intellectual Property Rights.    If we fail to protect our proprietary rights adequately, our competitors might gain access to our technology and, even if we protect it properly, unauthorized parties might attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Other persons might independently develop similar or competing technologies or methods or design around the Company's patents. In addition, the laws of many foreign countries in which the Company or its customers do business do not protect intellectual property rights to the same extent as the laws of the United States. As a result, competitors might offer similar products with which the Company might not be able to compete successfully.

        Furthermore, the Company might be required to expend significant resources to monitor and protect its intellectual property rights. It may initiate claims or litigation against third parties for infringement of its proprietary rights or to establish the validity of its proprietary rights. For example, the Company has initiated an action against two former executive officers and against certain of their associates, alleging misappropriation of trade secrets relating to a new product that was being developed by the Company under the supervision of the former officers. Any litigation involving the Company's intellectual property, whether or not it is resolved in the Company's favor, could result in significant expense and divert the efforts of the Company's technical and management personnel. See "Item 3. Legal Proceedings."

        Need to Manage Expanding Operations.    If the Company is successful in achieving market acceptance of its current and future products, it will be required to expand its operations, particularly in the areas of research and development, sales and marketing, and manufacturing. As the Company expands its operations in these areas, those expansions will likely result in new and increased responsibilities for management personnel and place significant strain on the Company's management, operating and financial systems and other resources. To accommodate any such growth and compete effectively, the Company will be required to implement improved information systems, procedures and controls, and to expand, train, motivate and manage its work force. The Company's future success will depend to a significant extent on the ability of its current and future management personnel to operate effectively both independently and as a group. There can be no assurance the Company's personnel, systems, procedures and controls will be adequate to support the Company's future operations.

        Risks Related to Possible Business Combinations or Acquisitions.    From time to time, we have evaluated and in the future may evaluate potential acquisitions of businesses, services, products or technologies. These acquisitions may result in a potentially dilutive issuance of equity securities, the incurrence of debt and contingent liabilities, and amortization of expenses related to intangible assets. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies, services and products of the acquired companies, the diversion of management's attention from other business concerns, risks of entering markets in which we have no or limited direct prior experience and the potential loss of key employees of the acquired company.

        Future Capital Needs; Uncertainty of Additional Funding.    Our capital requirements will depend on numerous factors, including but not limited to, requirements to improve or increase manufacturing capacity, business acquisition opportunities, the costs and timing of research and development activities, the number and type of clinical tests required in seeking approval of products from governmental agencies, the success of the development efforts, the costs and timing of sales and marketing expansion, the extent to which existing and new products gain market acceptance, the ability to enter into new collaborative relationships, competing technological and market developments, the progress of distributors' commercialization efforts, the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending intellectual property rights, and other factors.

        Although the Company believes that at its current operating levels, existing cash balances and cash generated from operations will be sufficient to fund its operating needs through fiscal 2005 and beyond, it may be required or elect to raise additional capital before that time. To satisfy its capital requirements, the Company may seek to raise funds through public or private financings, collaborative relationships or other arrangements. Any additional equity financing may be dilutive to shareholders and debt financing may involve significant restrictive covenants. Collaborative arrangements to raise additional funds may require the Company to relinquish its rights to certain of its technologies, products or marketing territories. There can be no assurance that any such financing, if required, will be available on terms satisfactory to the Company, if at all. Failure to raise capital when needed could have a material adverse effect on the Company's business, financial condition and results of operations.

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

        Dependence on Limited Sources of Supply.    Key materials used in many of the Company's electrode products have limited sources of supply. In addition, the Company's contract to obtain Iontocaine from Abbott Laboratories terminated and an alternative supply source has not been identified. The Company also has the right to obtain dexamethasone from Luitpold Pharmaceuticals, Inc./American Regent Laboratories, Inc. under a contract expiring in January 2005. The Company believes that, if necessary, alternative sources may be developed or alternate materials may be substituted for each of these limited-source materials. Although the Company has not experienced difficulty acquiring these materials on commercially reasonable terms and in sufficient quantities to maintain required production levels, no assurance can be given that price increases or interruptions in the supply of these materials will not occur in the future or that the Company will not have to seek alternate suppliers or obtain substitute materials, which may require additional product validations and regulatory submissions. Any significant price increase, interruption of supply, inability to secure an alternate source or qualify a substitute material could have a material adverse effect on the Company's ability to manufacture its products or to obtain or maintain regulatory approval of its products.

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

        Limited Manufacturing Experience.    The Company manufactures its iontophoretic drug delivery electrode patches in quantities sufficient to satisfy its current level of product sales. Significant capital expenditures on manufacturing equipment or contract manufacturing may be required to increase its manufacturing capacity for existing products or any modifications to existing products or new products. There can be no assurance the Company can successfully increase its capacity on a profitable basis, or contract with another party on terms acceptable to the Company, if at all. Significant increases in production volume will likely require changes in the Company's product and manufacturing process in order to facilitate increased automation of the Company's production. There can be no assurance such changes in products or processes or efforts to automate the Company's manufacturing process will be successful.

        The Company believes its facilities operate in accordance with the Quality System Regulations currently prescribed by the FDA and other quality systems regulations, including ISO 9001, EN46001, EN13485 and CE Mark standards. In addition, the Company has GMP audits conducted by a qualified, independent organization on a regular basis. There can be no assurance the Company will be able to maintain such compliance, particularly if the scale of the Company's manufacturing operations changes.

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

Item 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

Item 9A. CONTROLS AND PROCEDURES

        Our Chief Executive Officer and Chief Accounting Officer, after conducting an evaluation, together with other members of the Company's management, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report, have concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in its reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to that evaluation, and there were no significant deficiencies or material weaknesses in such controls requiring corrective actions.

Consolidated Financial Statements

IOMED, Inc.

June 30, 2003

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
IOMED, Inc.

We have audited the accompanying consolidated balance sheets of IOMED, Inc. as of June 30, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IOMED, Inc. at June 30, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

Salt Lake City, Utah
August 6, 2003

IOMED, Inc.

Consolidated Balance Sheets

	June 30,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$5,921,000	$4,422,000
Accounts receivable, less allowance for doubtful accounts of $62,000 in 2003 and 2002	1,300,000	1,193,000
Inventories	1,027,000	881,000
Prepaid expenses	119,000	114,000

Total current assets	8,367,000	6,610,000
Equipment and furniture, net	2,340,000	3,071,000
Restricted cash	1,689,000	2,279,000
Other assets	95,000	119,000

Total assets	$12,491,000	$12,079,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$504,000	$309,000
Accrued liabilities	1,002,000	1,014,000
Current portion of long-term obligations	598,000	556,000

Total current liabilities	2,104,000	1,879,000
Long-term obligations	1,971,000	2,569,000
Commitments and contingencies
Shareholders' equity:
Common shares, no par value; 100,000,000 shares authorized; 6,544,670 shares issued and outstanding in 2003 and 2002	34,646,000	34,646,000
Convertible preferred shares, no par value; 10,000,000 shares authorized; 893,801 shares issued and outstanding in 2003 and 2002	6,881,000	6,881,000
Accumulated deficit	(33,111,000)	(33,896,000)

Total shareholders' equity	8,416,000	7,631,000

Total liabilities and shareholders' equity	$12,491,000	$12,079,000

See accompanying notes.

IOMED, Inc.

Consolidated Statements of Operations

	Year ended June 30,
	2003	2002	2001
Revenues:
Product sales	$11,935,000	$11,169,000	$11,142,000
Contract research revenue, royalties and license fees	172,000	591,000	192,000

Total revenues	12,107,000	11,760,000	11,334,000
Operating costs and expenses:
Cost of products sold	4,376,000	4,165,000	3,807,000
Selling, general and administrative	5,711,000	5,585,000	8,042,000
Research and product development	1,232,000	2,600,000	7,707,000
Non-recurring (income) expense	(76,000)	1,695,000	353,000

Total costs and expenses	11,243,000	14,045,000	19,909,000

Income (loss) from operations	864,000	(2,285,000)	(8,575,000)
Interest expense	213,000	263,000	78,000
Interest income and other, net	134,000	186,000	777,000

Income (loss) from continuing operations before income tax expense (benefit)	785,000	(2,362,000)	(7,876,000)
Income tax expense (benefit), net	—	—	—

Net income (loss)	$785,000	$(2,362,000)	$(7,876,000)

Basic income (loss) per common share	$0.12	$(0.36)	$(1.20)
Diluted income (loss) per common share	$0.10	$(0.36)	$(1.20)

See accompanying notes.

IOMED, Inc.

Consolidated Statements of Shareholders' Equity

	Common Shares
			Convertible Preferred Shares	Accumulated Deficit
	Shares	Amount			Total
Balance at June 30, 2000	6,527,535	$34,490,000	$6,881,000	$(23,658,000)	$17,713,000
Stock options exercised	17,135	45,000	—	—	45,000
Compensation related to non-employee stock option grants	—	101,000	—	—	101,000
Net loss	—	—	—	(7,876,000)	(7,876,000)

Balance at June 30, 2001	6,544,670	34,636,000	6,881,000	(31,534,000)	9,983,000
Compensation related to non-employee stock option grants	—	10,000	—	—	10,000
Net loss	—	—	—	(2,362,000)	(2,362,000)

Balance at June 30, 2002	6,544,670	34,646,000	6,881,000	(33,896,000)	7,631,000
Net income	—	—	—	785,000	785,000
Balance at June 30, 2003	6,544,670	$34,646,000	$6,881,000	$(33,111,000)	$8,416,000

See accompanying notes.

IOMED, Inc.

Consolidated Statements of Cash Flows

	Year ended June 30,
	2003	2002	2001
Cash flows from operating activities
Net income (loss)	$785,000	$(2,362,000)	$(7,876,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	955,000	1,165,000	747,000
Provision for doubtful accounts	—	24,000	24,000
Impairment of long-lived assets and other non-cash charges	(76,000)	1,200,000	159,000
Changes in operating assets and liabilities:
Accounts receivable	(107,000)	66,000	32,000
Inventories	(146,000)	128,000	(242,000)
Prepaid expenses	(5,000)	(36,000)	41,000
Trade accounts payable	195,000	(607,000)	771,000
Accrued expenses and other liabilities	64,000	(1,283,000)	799,000

Net cash provided by (used in) operating activities	1,665,000	(1,705,000)	(5,545,000)
Cash flows from investing activities
Purchases of equipment and furniture	(200,000)	(110,000)	(289,000)
Cash flows from financing activities
Proceeds from issuance of common shares	—	—	45,000
Change in restricted cash	590,000	376,000	(2,655,000)
Payments on long-term obligations	(556,000)	(575,000)	(217,000)

Net cash provided by (used in) financing activities	34,000	(199,000)	(2,827,000)

Net increase (decrease) in cash and cash equivalents	1,499,000	(2,014,000)	(8,661,000)
Cash and cash equivalents at beginning of year	4,422,000	6,436,000	15,097,000

Cash and cash equivalents at end of year	$5,921,000	$4,422,000	$6,436,000

Supplemental disclosures of cash flow information
Cash paid for interest	$213,000	$263,000	$78,000
Cash paid for income taxes	$—	$—	$—
Supplemental schedule of non-cash activities
Purchase of equipment under long-term obligations	$—	$—	$3,338,000
Write-off of fixed assets against lease abandonment accrual	$—	$—	$39,000

See accompanying notes.

IOMED, Inc.

Notes to Consolidated Financial Statements

1. Description of Business and Summary of Significant Accounting Policies

Description of Business

        IOMED, Inc., a Utah corporation (the "Company"), is a leader in the development, manufacture and sale of active drug delivery systems used primarily to treat acute local inflammation in the physical and occupational therapy and sports medicine markets. The Company is pursuing opportunities to advance its position as a provider of quality, innovative, non-invasive medical products that improve patient healthcare. In addition, the Company is seeking collaborative opportunities to develop its non-invasive drug delivery technology to satisfy substantial unmet medical needs. The Company has proprietary technology in various stages of research and product development primarily for the treatment of acute local inflammation and for the treatment of ophthalmic disease.

Principles of Consolidation

        The consolidated financial statements for fiscal 2001 and 2002 include the accounts of the Company and its wholly owned subsidiary, Dermion, Inc., which was unincorporated in fiscal 2002. All significant intercompany transactions and accounts have been eliminated.

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

Cash Equivalents

        The Company considers all highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents, including $361,000 restricted to secure the current portion of long-term obligations (see note 4).

Concentrations of Credit Risk

        The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents and trade accounts receivable. Cash and cash equivalents are held in federally insured financial institutions or invested in high-grade short-term commercial paper issued by major United States corporations. The Company sells its products primarily to, and has trade accounts receivable with, independent durable medical equipment dealers in the United States and abroad. Less than 10% of product sales are to foreign customers. As a general policy, collateral is not required for accounts receivable; however, the Company maintains an allowance for losses based upon expected collections of accounts receivable. Additionally, customers' financial condition and credit worthiness are regularly evaluated and historical losses have not been material. Sales to one customer accounted for approximately 19%, 20% and 18% of the Company's product sales for the years ended June 30, 2003, 2002 and 2001. At June 30, 2003, 2002 and 2001, amounts due from such customer accounted for approximately 19%, 29% and 14% of trade receivables, all of which was current. The Company considers credit risk from concentrations of trade accounts receivable to be low.

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

	June 30,
	2003	2002
Raw materials	$596,000	$562,000
Work-in-progress	40,000	26,000
Finished goods	391,000	293,000

	$1,027,000	$881,000

Equipment and Furniture

        Equipment and furniture are stated at cost. Depreciation and amortization is computed using the straight-line method over estimated useful lives of three to five years. Leasehold improvements are amortized over the term of the lease or the useful life of the improvements, whichever is shorter. Equipment and furniture consist of the following:

	June 30,
	2003	2002
Manufacturing equipment	$1,744,000	$1,680,000
Office and research and development equipment	2,125,000	1,991,000
Leasehold improvements	2,736,000	2,736,000

	6,605,000	6,407,000
Less accumulated depreciation and amortization	(4,265,000)	(3,336,000)

	$2,340,000	$3,071,000

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

Intangible Assets

        In June 2002, the Company recorded a non-recurring, non-cash charge of $1,190,000 for the impairment of certain long-lived intangible assets (see Note 6), which represented the unamortized acquisition costs of these intangible assets.

Stock Options

        The Company has elected to follow Accounting Principles Board Opinion No. 25—Accounting for Stock Issued to Employees (APB 25) and related Interpretations in accounting for its employee stock options rather than adopting the alternative fair value accounting provided for under Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure. Because the exercise price of the Company's employee stock options equals the market price of the underlying shares on the date of grant, under APB 25, the Company does not recognize any compensation expense. The following table illustrates the effect on net income (loss) and income (loss) per share had compensation cost for the Company's employee stock options been determined consistent with the methodology prescribed under SFAS 123:

	June 30,
	2003	2002	2001
Net income (loss)—as reported	$785,000	$(2,362,000)	$(7,876,000)
Less: Total stock compensation expense determined under fair value method	(128,000)	(119,000)	(680,000)

Net income (loss)—pro forma	$657,000	$(2,481,000)	$(8,556,000)

Income (loss) per share:
Basic—as reported	$0.12	$(0.36)	$(1.20)
Diluted—as reported	$0.10	$(0.36)	$(1.20)
Basic—pro forma	$0.10	$(0.38)	$(1.31)
Diluted—pro forma	$0.09	$(0.38)	$(1.31)

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

Income (loss) Per Share

        The Company's net income (loss) per share has been calculated in accordance with SFAS No. 128—Earnings Per Share and, accordingly, includes a computation of both basic and diluted income (loss) per share. Net income (loss) as presented in the statements of operations represents the numerator used in computing income (loss) per share and the following table sets forth the computation of the weighted average shares used in determining basic and diluted income (loss) per share:

	2003	2002	2002
	(in thousands)
Denominator for basic income (loss) per share—weighted average shares	6,545	6,545	6,541
Dilutive securities: preferred stock, warrants and stock options	952	—	—

Denominator for diluted income (loss) per share—adjusted weighted average shares and assumed conversions	7,497	6,545	6,541

        At June 30, 2003, the following securities were outstanding but were not included in the computation of diluted income (loss) per share due to their anti-dilutive effect: options to purchase approximately 1,291,000 common shares at a weighted average exercise price of $2.98 per share; and warrants to purchase 44,792 common shares at a weighted average price of $8.88 per share.

Research and Product Development Costs

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

New Accounting Pronouncements

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure provision of SFAS No. 148 as of December 31, 2002. SFAS No. 148 did not require the Company to change to the fair value based method of accounting for stock-based compensation, but required additional footnote disclosure.

        In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees and requires that they be recorded at fair value. The initial recognition and measurement provisions of FIN 45 are to be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not have any material indirect guarantees of indebtedness of others as of June 30, 2003.

2. Restricted Cash

        The Company maintains an interest bearing money market account with a lending bank, $1,689,000 of which is being held as a compensating balance under a long-term obligation (see note 4) and is restricted as to withdrawal. The restricted cash balance requirement decreases over the life of the obligation as payments are made.

3. Accrued Liabilities

        Accrued liabilities consist of the following:

	June 30,
	2003	2002
Payroll and related benefits	$484,000	$342,000
Professional fees	306,000	119,000
Lease and other obligations on abandoned facilities	—	146,000
Royalties	72,000	135,000
Other	140,000	272,000

	$1,002,000	$1,014,000

4. Commitments

Royalty Agreements

        The Company is the licensee under royalty agreements, which provide for the payment of royalties to the licensor based upon net sales of the products under royalty. Royalty expense in each of the three years in the period ended June 30, 2003 was not material.

Operating Leases

        The Company leases space and certain equipment under non-cancelable operating lease agreements that expire at various dates through April 2006. Rental expense for such leases was $382,000, $426,000 and $405,000 for the years ended June 30, 2003, 2002 and 2001, respectively. It is generally expected that, in the normal course of business, operating leases that expire will be renewed or replaced by other leases with similar terms. Future minimum lease payments under non-cancelable operating leases at June 30, 2003, were $970,000. These obligations mature as follows: fiscal 2004—$338,000; fiscal 2005—$339,000; fiscal 2006—$287,000; and fiscal 2007—$6,000.

Long-Term Obligations

        The Company has acquired various equipment and furniture under capital lease agreements. The capitalized cost of such equipment was $1,379,000 at June 30, 2003 and 2002 and accumulated amortization was $805,000 and $577,000, respectively. Under these capital lease agreements, the Company is required to meet certain financial covenants, all of which have been met at June 30, 2003. During fiscal 2001, the Company refinanced $2,700,000 of capital lease obligations into a term loan, collateralized by the underlying assets, restricted cash and cash, with a fixed rate of 6.82%, payable in 84 monthly installments of $40,519 maturing April 2008. At June 30, 2003, the outstanding balance was $1,997,000. Payments of approximately $486,000 are due within one year, of which $361,000 is principal reduction.

        The carrying values of the long-term obligations approximate fair values as the interest rates on these long-term obligations approximate market rates of interest. Future minimum payments under long-term obligations consisted of the following at June 30, 2003:

Year ending June 30:
2004	$766,000
2005	723,000
2006	610,000
2007	486,000
2008	405,000
Thereafter	—

Total minimum payments	2,990,000
Amounts representing interest	(421,000)

Present value of net minimum payments	2,569,000
Less current portion of long-term obligations	(598,000)

Long-term obligations	$1,971,000

5. Shareholders' Equity

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

Warrants

        The Company has one outstanding warrant, which entitles the holder thereof to acquire common shares of the Company. In December 1996, a warrant was issued to the Alliance of Children's Hospitals, Inc. to acquire up to 44,792 shares for an exercise price of $8.88 per share. The warrant expires in December 2003. At June 30, 2003, the Company had 44,792 shares of its authorized, unissued common shares reserved for issuance pursuant to this warrant obligation.

Stock Options

        The Company has adopted and approved two incentive compensation plans. The Company's 1988 Stock Option Plan was approved by the shareholders in November 1988 and the Company's 1997 Share Incentive Plan was approved by the shareholders in November 1997. The 1988 Stock Option Plan expired in August 1998 and no further grants were made under the Plan following the adoption of the 1997 Share Incentive Plan. In general, options granted vest over zero to five years. A summary of the activity under the Plans during each of the three years ended June 30, 2003, is as follows:

		Outstanding Stock Options
	Shares Available for Grant	Number of Shares	Price Per Share	Weighted- Average Exercise Price
Balance at June 30, 2000	356,400	1,220,420	$0.72-$9.00	$3.33
Additional authorization	1,500,000
Options granted	(362,500)	362,500	$3.75-$6.50	$5.14
Options exercised	—	(17,135)	$0.72-$3.60	$2.63
Options canceled	115,227	(154,322)	$2.16-$8.88	$3.90

Balance at June 30, 2001	1,609,127	1,411,463	$2.16-$9.00	$3.74
Options granted	(684,500)	684,500	$1.49-$3.24	$2.22
Options exercised	—	—	—	$—
Options canceled	591,966	(618,580)	$1.89-$8.88	$3.57

Balance at June 30, 2002	1,516,593	1,477,383	$1.49-$9.00	$3.11
Options granted	(301,000)	301,000	$0.70-$1.17	$0.94
Options exercised	—	—	—	$—
Options canceled	156,686	(246,251)	$1.89-$8.88	$3.31

Balance at June 30, 2003	1,372,279	1,532,132	$0.70-$9.00	$2.65

        The weighted average fair value of options granted in the years ended June 30, 2003, 2002 and 2001, was $0.63, $1.49 and $3.44, respectively. Additional information regarding the options outstanding at June 30, 2003 follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.70-$1.89	789,189	8.65	$1.52	380,731	$1.63
$2.25-$2.63	327,359	5.72	$2.33	290,203	$2.33
$3.24-$4.80	246,517	5.40	$3.92	179,042	$4.10
$6.50-$9.00	169,067	5.56	$6.67	155,050	$6.69

$0.70-$9.00	1,532,132	7.16	$2.65	1,005,026	$3.05

        Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2003, 2002 and 2001, respectively: risk-free interest rates of 3.8%, 3.8% and 5.5%; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of 0.74, 0.73 and 0.74; and a weighted-average expected life of the option of 6 years.

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

        In accordance with EITF 96-18, the Company accounts for stock options issued to non-employees at fair value. The value of such stock options is amortized to expense over the vesting period. The Company has issued stock options to certain non-employees and recognized related compensation expense of $10,000 and $101,000 during the fiscal years ended June 30, 2002 and 2001. No compensation expense related to such stock options was recognized in the fiscal year ended June 30, 2003.

6. Non-recurring (Income) Expense

        Non-recurring (income) expenses consist of the following:

	June 30,
	2003	2002	2001
Lease abandonment reversal	$(76,000)	$—	$—
Non-cash charge for the impairment of long-lived assets	—	1,190,000	—
Restructuring charge	—	505,000	353,000

	$(76,000)	$1,695,000	$353,000

Lease Abandonment Reversal

        The Company fulfilled its obligations related to the non-recurring expense taken in fiscal 2000 for certain non-cancelable abandoned lease and other obligations related to the Company's relocation to its new facilities. As a result, the Company reversed the remaining $76,000 that was expensed as a non-recurring item in fiscal 2000.

Non-cash Charge For the Impairment of Long-Lived Assets

        In accordance with accounting principles generally accepted in the United States, certain patents and other intellectual property rights acquired from third parties were capitalized and were being amortized over the estimated useful lives. Consistent with the requirements of SFAS 144 and its predecessor, SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company reviews long-lived assets for impairment whenever events occur or changes in circumstances indicate that the carrying value of an asset may not be recoverable within its estimated useful life. Following the suspension or curtailment of certain research and development activities, a change in strategic focus, and the implementation of a new patent management strategy, the Company performed a review for impairment of its intangible assets. Based on the review, the Company recorded a non-recurring, non-cash expense of $1,190,000 for the estimated impairment in the carrying value of certain long-lived assets in the period ended June 30, 2002. The impairment charge represents the write-off of unamortized acquisition costs of certain patents and other intellectual property rights.

Restructuring Charge

        The Company accrued for and recorded restructuring charge of $505,000 and $353,000 in fiscal 2002 and 2001, respectively, for certain involuntary employee termination benefits related to the suspension of certain product development programs. During fiscal 2002 and 2001, 13 and 5 employees, respectively, were terminated and received involuntary termination benefits. Of the 18 total employees terminated, 11 were engaged in research and product development activities, and 7 in sales and general administration. As of June 30, 2003, all of the termination benefits had been paid.

7. Employee Benefit Plan

        The Company has established a 401(k) savings plan for its full-time employees and makes a matching contribution based on a percentage of the contributions of participating employees. The Company contributed approximately $64,000, $77,000 and $91,000 for the years ended June 30, 2003, 2002 and 2001, respectively.

8. Income Taxes

        Deferred taxes result from differences in the carrying value of various assets and liabilities between income tax reporting and financial reporting purposes. These differences arise from differing depreciation methods, and other reserves that are deductible in different periods for tax and financial reporting purposes.

        The approximate tax effect of temporary differences, net operating loss carryforwards and tax credit carryforwards as of June 30, 2003 and 2002, is as follows:

	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$7,260,000	$7,370,000
Book in excess of tax depreciation	471,000	316,000
Book in excess of tax amortization	3,264,000	3,646,000
Tax credit carryforwards	888,000	918,000
Reserves	342,000	323,000

Total deferred tax assets	12,225,000	12,573,000
Valuation allowance	(12,225,000)	(12,573,000)

Net deferred tax assets	$—	$—

        There were no significant deferred tax liabilities in 2003 or 2002. The valuation allowance decreased by $348,000 during the fiscal year.

        There were no net deferred income tax provisions in any of the years presented. The Company recorded no current federal or state income tax provision for fiscal 2003, 2002 and 2001.

        The reconciliation of income taxes at the statutory United States federal income tax rate and the Company's effective income expense attributable to continuing operations is as follows:

	2003	2002	2001
Tax at U.S. statutory rates	34.0%	(34.0)%	(34.0)%
State tax, net of federal tax benefit	3.3	(3.3)	(3.3)
Credits	3.9	(0.7)	(4.9)
Non-deductible interest and other expenses	1.7	0.8	0.8
Effect of deferred tax valuation adjustments	(42.9)	37.2	41.4

Effective income tax rate (percentage)	—%	—%	—%

        As of June 30, 2003, the Company had approximately $19,896,000 and $15,000,000 in federal and state net operating loss carryforwards, respectively, and $888,000 in federal tax credit carryforwards, that expire from 2003 through 2023. Utilization of the Company's net operating loss and credit carryforwards is limited to the future taxable income of the Company. Under the "change of ownership" provisions of the Internal Revenue Code, utilization of these net operating loss and credit carryforwards may be subject to an annual limitation.

9. Contingencies

        The Company is subject to various claims and legal proceedings covering matters that arise in the ordinary course of its business activities. Except as otherwise disclosed, management believes any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the Company's consolidated financial position, operating results, or cash flows.

10. Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Fiscal 2003
Product sales	$2,942,000	$2,946,000	$2,927,000	$3,120,000	$11,935,000
Gross profit	1,873,000	1,855,000	1,846,000	1,985,000	7,559,000
Income from operations	240,000	205,000	142,000	277,000	864,000
Net income	206,000	179,000	118,000	282,000	785,000
Basic earnings per share	$0.03	$0.03	$0.02	$0.04	$0.12
Diluted earnings per share	$0.03	$0.02	$0.02	$0.04	$0.10
Fiscal 2002
Product sales	$2,493,000	$2,842,000	$2,808,000	$3,026,000	$11,169,000
Gross profit	1,591,000	1,779,000	1,739,000	1,895,000	7,004,000
Loss from operations	(572,000)	(1,000,000)	(18,000)	(695,000)	(2,285,000)
Net loss	(569,000)	(1,024,000)	(54,000)	(715,000)	(2,362,000)
Basic and diluted loss per share	$(0.09)	$(0.16)	$(0.01)	$(0.11)	$(0.36)

11. Litigation

        The Company has filed two civil complaints in state court against two former executives, among others, alleging misappropriation of the Company's trade secrets, interference with economic relationships and civil conspiracy. The claims arise out of the Company's allegations that the defendants engaged in conduct to misappropriate confidential information related to a new product that was being developed by the Company under the supervision of the two former executives. The Company is seeking injunctive relief against all defendants. In response, a counterclaim has been filed against the Company and certain Company employees seeking, among other things, $5 million in monetary damages.

        In addition, two separate federal court complaints have been filed against the Company and certain Company employees and agents, alleging violation of civil rights, invasion of privacy, intentional infliction of emotional distress, trespassing, and conspiracy. These actions, which were subsequently consolidated into a single action, are related to one of the state court actions in that they arise out of the court-ordered seizure of computer hard drives, other electronic media, and certain business files of certain of the defendants in one of the state court actions. Such seizure was conducted by the Salt Lake County Sheriff's Office. The consolidated federal court action seeks, among other things, combined monetary damages of $60 million. A related state court complaint alleging, among other things, discrimination has also been filed against the Company and certain Company employees.

        Management believes that the Company's complaints contain meritorious claims and intends to vigorously protect the Company's intellectual property. Additionally, management believes that there is no basis for the claims and counterclaims asserted or the penalties sought against the Company and the other defendants in the counterclaims and federal and state court actions. Furthermore, management does not believe that the outcome will have a material adverse impact on the Company. However, the legal fees and expenses of these actions will likely be material and, in the event of an unfavorable resolution, the outcome could have a material adverse impact on the Company's business, financial position, or results of operations.

PART III

Item 10. Directors and Executive Officers of the Company

        The information required by this item is included under "Election of Directors," "The Board of Directors and Committees," and "Executive Officers" in the Company's Proxy Statement to be filed in connection with its Annual Meeting of Shareholders, to be held on November 14, 2003, and is incorporated herein by reference.

Item 11. Executive Compensation

        The information required by this item is included under "Compensation of Directors and Executive Officers" in the Company's Proxy Statement to be filed in connection with its Annual Meeting of Shareholders, to be held on November 14, 2003, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The information required by this item is included under "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement to be filed in connection with its Annual Meeting of Shareholders, to be held on November 14, 2003, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

        The information required by this item is included under "Certain Relationships and Related Transactions" in the Company's Proxy Statement to be filed in connection with its Annual Meeting of Shareholders, to be held on November 14, 2003, and is incorporated herein by reference.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
Financial Statements and Schedules

        The consolidated financial statements of the Company and its subsidiary are included elsewhere in this Report.

        No schedules are required in connection with the filing of this Report as amounts are either immaterial or are otherwise disclosed in the financial statements.

Exhibits

Number	Description
3.1**	Amended and Restated Articles of Incorporation of the Company
3.2*	Amended and Restated Bylaws of the Company
4.1*	Reference is made to Exhibit 3.1
4.2*	Specimen of Common Share Certificate
4.3***	1988 Stock Option Plan of the Company
4.4***	1997 Share Incentive Plan of the Company
10.1*	Lease between the Company and Hayter Properties, Inc., dated September 1, 1997
10.2*	License Agreement between the Company and Elan International Services, Ltd., dated April 14, 1997
10.3*	License Agreement between the Company and Drug Delivery Systems, Inc., dated April 14, 1997
10.4*	Promissory Note issued by the Company to Elan International Management, Ltd., in the principal amount of $10,000,000, dated April 14, 1997
10.5*	Promissory Note issued by the Company to Elan International Management, Ltd., in the principal amount of $5,000,000, dated April 14, 1997
10.6*	Note Purchase and Warrant Agreement among the Company, Elan International Services, Ltd. And Elan International Management, Ltd. dated April 14, 1997
10.7*	Warrant issued to Elan International Services, Ltd., dated April 14, 1997
10.8*	Registration Rights Agreement between the Company and Elan International Services, Ltd., dated April 14, 1997
10.9*	Asset Acquisition Agreement between the Company and Fillauer, Inc., dated December 27, 1996
10.10*	License Agreement between the Company and Fillauer, Inc., dated December 26, 1996
10.11*	Warrant issued to Alliance of Children's Hospitals, Inc., dated December 1, 1996
10.12*	Stock Purchase Agreement between the Company and Child Health Investment Corporation, dated November 29, 1996
10.13*	Manufacturing Agreement between the Company and KWM Electronics Corporation, dated November 1, 1996
10.14*	Contribution Agreement between the Company and Dermion, Inc., dated March 29, 1996
10.15*	Patent License Agreement between the Company and Dermion, Inc., dated March 29, 1996
10.16*	Research and Development Agreement among the Company, Dermion, Inc. and Ciba-Geigy Corporation, dated March 29, 1996
10.17*	Stock Purchase Agreement among the Company, Dermion, Inc. and Ciba-Geigy Corporation, dated March 29, 1996
10.18*	Stockholders' Agreement among the Company, Dermion, Inc. and Ciba-Geigy Corporation, dated March 29, 1996
10.19*	Agreement between the Company and Laboratoires Fournier S.C.A., dated February 20, 1996

10.20*	Agreement between the Company and ALZA Corporation, dated July 28, 1993
10.21*	Supply Agreement between the Company and Abbot Laboratories, Inc., dated April 27, 1993
10.22*	Stock Purchase Agreement between the Company and The CIT Group/Venture Capital, Inc., dated March 8, 1993
10.23*	Stock Purchase Agreement between the Company and certain investors, dated February 19, 1993
10.24*	License Agreement between the Company and the University of Utah Research Foundation, dated October 1, 1992
10.25*	Warrant issued to Silicon Valley Bank, dated June 25, 1992
10.26*	Company 1997 Share Incentive Plan
10.27*	Preferred Stock Purchase Agreement between the Company, Newtek Ventures, MBW Venture Partners, Michigan Investment Fund, Utah Ventures, Cordis Corporation, Ian R.N. Bund, James R. Weersing and Robert J. Harrington, dated August 4, 1987
10.28*	Exchange Agreement among the Company, Novartis Pharmaceuticals Corporation and Dermion, Inc., dated November 1, 1997
10.29*	Warrant to Purchase Shares of Common Stock in favor of Novartis Pharmaceuticals Corporation, dated November 1, 1997
10.30*	First Amendment of Research & Development Agreement among the Company, Novartis Pharmaceuticals Corporation and Dermion, Inc. dated November 1, 1997
10.31*	Supply Agreement between the Company and Luitpold Pharmaceuticals, Inc./American Regent Laboratories, Inc. dated December 4, 1994
10.32****	Lease between the Company and NP#2, dated May 22, 2000
11.1*****	Statement re computation of earnings per share
21.1*	Schedule of Subsidiaries
23.1#	Consent of Ernst & Young LLP, Independent Auditors
31.1#	Certification of Chief Executive Officer
31.2#	Certification of Chief Accounting Officer
32.1#	Certification of Chief Executive Officer
32.2#	Certification of Chief Accounting Officer

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

#
Filed herewith.

(b)
Reports on Form 8-K

        The Company filed a Form 8-K on April 29, 2003 disclosing its filing of a civil complaint against two former executives, among others, alleging misappropriation of the Company's trade secrets. In addition, the Company furnished its press release announcing financial results for the quarter ended March 31, 2003 in the Form 8-K filed on April 29, 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IOMED, INC.
Date: September 15, 2003	By:	/s/ ROBERT J. LOLLINI Robert J. Lollini President and Chief Executive Officer

SIGNATURES

        In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ PETER J. WARDLE Peter J. Wardle	Chairman	September 15, 2003
/s/ JOHN W. FARA, PH.D. John W. Fara, Ph.D.	Director	September 15, 2003
/s/ MICHAEL T. SEMBER Michael T. Sember	Director	September 15, 2003
/s/ WARREN WOOD Warren Wood	Director	September 15, 2003
/s/ ROBERT J. LOLLINI Robert J. Lollini	Director	September 15, 2003