Form 10-Q
period 2003-09-30
IOMED INC
filed 2003-11-14
CIK 1041652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of October 31, 2003:

Classes of Common Stock	Number of shares outstanding
Common Stock, no par value	6,544,670

IOMED, Inc.

IOMED, Inc.

CONDENSED BALANCE SHEETS

	September 30, 2003	June 30, 2003
	(unaudited)	(audited)
ASSETS

Current assets:
Cash and cash equivalents	$5,766,000	$5,921,000
Accounts receivable, net	1,215,000	1,300,000
Inventories	917,000	1,027,000
Prepaid expenses	162,000	119,000
Total current assets	8,060,000	8,367,000

Equipment and furniture, net	2,162,000	2,340,000
Restricted cash	1,595,000	1,689,000
Other assets	89,000	95,000

Total assets	$11,906,000	$12,491,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$160,000	$504,000
Accrued liabilities	806,000	1,002,000
Current portion of long-term obligations	609,000	598,000
Total current liabilities	1,575,000	2,104,000

Long-term obligations	1,798,000	1,971,000

Commitments and contingencies

Shareholders’ equity
Common shares	34,646,000	34,646,000
Convertible preferred shares	6,881,000	6,881,000
Accumulated deficit	(32,994,000)	(33,111,000)
Total shareholders’ equity	8,533,000	8,416,000

Total liabilities and shareholders’ equity	$11,906,000	$12,491,000

See accompanying notes.

IOMED, Inc.

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2003	2002
	(unaudited)
Revenues:
Product sales	$2,922,000	$2,942,000
Contract research revenue, royalties & license fees	36,000	51,000
Total revenues	2,958,000	2,993,000

Operating costs and expenses:
Cost of products sold	1,104,000	1,069,000
Selling, general and administrative	1,440,000	1,354,000
Research and development	266,000	330,000
Total costs and expenses	2,810,000	2,753,000

Income from operations	148,000	240,000

Interest expense	50,000	62,000
Interest income and other, net	19,000	28,000

Net income	$117,000	$206,000

Basic and diluted income per common share	$0.02	$0.03

See accompanying notes.

IOMED, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,
	2003	2002
	(unaudited)
Cash flows from operating activities
Net income	$117,000	$206,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	245,000	233,000
Changes in operating assets and liabilities:
Accounts receivable	85,000	172,000
Inventories	110,000	92,000
Prepaid expenses	(43,000)	(109,000)
Trade accounts payable	(344,000)	(73,000)
Other accrued liabilities	(196,000)	(50,000)
Net cash provided by (used in) operating activities	(26,000)	471,000

Cash flows from investing activities
Purchases of equipment and furniture	(61,000)	(28,000)

Cash flows from financing activities
Change in restricted cash balance	94,000	99,000
Payments on long-term obligations	(162,000)	(152,000)
Net cash used in financing activities	(68,000)	(53,000)

Net increase (decrease) in cash and cash equivalents	(155,000)	390,000

Cash and cash equivalents at beginning of period	5,921,000	4,422,000

Cash and cash equivalents at end of period	$5,766,000	$4,812,000

See accompanying notes.

IOMED, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Basis of Presentation

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2003, and the results of its operations and cash flows for the interim periods ended September 30, 2003 and 2002.  The operating results for the interim periods are not necessarily indicative of the results for a full year.  Certain information and footnote disclosures normally included in financial statements in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  Therefore, these statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended June 30, 2003, included in the Company’s Annual Report on Form 10-K, dated September 15, 2003.

Earnings Per Share

                For all periods presented, basic and diluted income per share are computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 - Earnings Per Share.

Net income as presented in the condensed statements of operations represents the numerator used in computing both basic and diluted income per share and the following table sets forth the computation of the weighted average shares representing the denominator used in determining basic and diluted income per share:

	Three Months ended September 30,
	2003	2002
	(in thousands)
Denominator for basic income per share - weighted average shares outstanding	6,545	6,545
Dilutive securities: preferred stock and certain stock options	1,015	895
Denominator for diluted income per share — adjusted weighted average shares outstanding and assumed conversions	7,560	7,440

At September 30, 2003, the following potentially dilutive securities were outstanding but were not included in the computation of diluted loss per share due to their anti-dilutive effect:  options to purchase approximately 1,193,000 common shares at a weighted average exercise price of $3.04 per share and warrants to purchase 44,792 common shares at a weighted average price of $8.88 per share.

Stock-based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25 - Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee stock options rather than adopting the alternative fair value accounting provided for under Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock Based Compensation – Transition and Disclosure.  Because the exercise price of the Company’s employee stock options equals the market price of the underlying shares on the date of grant, under APB 25, the Company does not recognize any compensation expense. The following table illustrates the effect on net income and income per share had compensation cost for the Company’s employee stock options been determined consistent with the fair value methodology prescribed under SFAS 123:

	Three Months Ended September 30,
	2003	2002
Net income - as reported	$117,000	$206,000
Less: Total stock compensation expense determined under fair value method	(78,000)	6,000
Net income - pro forma	$39,000	$212,000

Income per share:
Basic - as reported	$0.02	$0.03
Diluted - as reported	$0.02	$0.03

Basic - pro forma	$0.01	$0.03
Diluted - pro forma	$0.01	$0.03

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

Long-lived Assets

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

2.                                      Inventories

Inventories are stated at the lower of cost or market.  Cost is determined using the first-in, first-out method.  Inventories consisted of the following at September 30, 2003 and June 30, 2003:

	September 30, 2003	June 30, 2003
Raw materials	$479,000	$596,000
Work-in-progress	68,000	40,000
Finished goods	370,000	391,000
	$917,000	$1,027,000

3.                                      Restricted Cash

The Company maintains an interest bearing money market account with a lending bank, $1,595,000 of which is being held as a compensating balance as of September 30, 2003 under a long-term obligation and is restricted as to withdrawal.  Included in cash and cash equivalents as of September 30, 2003 is $367,000 restricted to secure the current portion of the long-term obligation.  The restricted cash balance requirement decreases over the life of the obligation as payments are made.

4.                                      Commitments

The Company has entered into agreements with various lending institutions to provide financing for the Company’s investments in capital equipment and facilities modifications and consolidation.  As of September 30, 2003, the Company had approximately $2,407,000 outstanding under these agreements, $1,798,000 of which was classified as long-term obligations.

5.                                      Litigation

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

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Condensed Financial Statements and the related Notes thereto included elsewhere in this Report.  The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties.  The Company’s actual results of operations could differ significantly from those anticipated in such forward-looking statements as a result of numerous factors including those discussed herein.  Additional risks and uncertainties are described in the Company’s most recent Annual Report on Form 10-K for its fiscal year ended June 30, 2003.  This discussion should be read in conjunction with such report, copies of which are available upon request.

Overview

The Company is a leader in the development, manufacture and sale of active drug delivery systems primarily used to treat local inflammation in the physical and occupational therapy and sports medicine markets.  The Company’s current product line is based on proprietary iontophoretic drug delivery technology.  The majority of the Company’s revenues have been generated through the sale of the Phoresor system, including the reusable dose controller and single use, disposable patch kits.  The Company is pursuing opportunities to advance its position as a provider of quality, innovative, non-invasive medical products that improve patient healthcare.  In addition, the Company is seeking collaborative opportunities to develop its non-invasive drug delivery technology to satisfy substantial unmet medical needs.  The Company has proprietary technology in various stages of research and product development primarily for the treatment of acute local inflammation and for the treatment of ophthalmic disease.  From its inception through fiscal 2002, the Company had generally incurred operating losses as a result of costs associated with internally funded research and development activities.  During fiscal 2003, the Company reported net income.  As of September 30, 2003, the Company’s accumulated deficit was approximately $33.0 million.  The Company’s ability to sustain profitability will depend on its ability to achieve market acceptance, successfully expand sales of its existing and new products, and successfully complete the development of, receive regulatory approvals for, and successfully manufacture and market its products under development, as to which there can be no assurance.

The Company’s results of operations may vary significantly from quarter to quarter and depend on product sales levels, the signing of new product development agreements, the timing of contract research revenues, and costs associated with manufacturing processes, as well as other factors.  The amount of revenue in any given period is not necessarily indicative of future revenue.

Results of Operations

Three Months Ended September 30, 2003 and 2002

Revenues.  Product sales were $2,922,000 in the three months ended September 30, 2003, compared with $2,942,000 in the three months ended September 30, 2002.  The Company’s current period product sales were consistent with the prior year’s record levels.  The two periods presented represent the two highest first quarter product sales in the Company’s history.

Contract research revenues, royalties and license fees decreased to $36,000 in the three months ended September 30, 2003, from $51,000 in the three months ended September 30, 2002.  The majority of these revenues are from a single royalty and license agreement, which is based on third-party sales.  Under the terms of this agreement, the royalty and license fee rate will decrease during the Company’s current fiscal year.

Costs of Products Sold.  Costs of products sold increased to $1,104,000 in the three months ended September 30, 2003, from $1,069,000 in the three months ended September 30, 2002. Gross margin on product sales was 62% in the current quarter and 64% in the prior period quarter. The decrease in gross margin was primarily due to investments in quality and regulatory activities for both new and existing products, including new personnel and fees associated with two new 510(k) filings submitted to the U.S. Food and Drug Administration during the quarter.

Research and Development Expenses.  Research and development expenditures decreased 19% to $266,000 for the three months ended September 30, 2003, from $330,000 reported for the three months ended September 30, 2002.  The decrease reflects certain cost reductions and control measures implemented in the prior fiscal year.  The Company’s research and product development expenditures in the current period reflects its continued investment in product development programs, including a focused effort on new products for the physical and occupational therapy and sports medicine markets.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased 6% to $1,440,000 in the three months ended September 30, 2003 from $1,354,000 in the three months ended September 30, 2002.  This increase is primarily due to litigation related expenses associated with the Company’s efforts to protect its trade secrets and other proprietary intellectual property.

Other Costs and Expenses.  Interest expense (net of interest income) was $31,000 during the current period compared to interest expense (net of interest income) of $34,000 during the prior year period.  Amounts in both periods reflect interest earnings on invested cash balances less interest expense on long-term obligations.

Income Taxes.  The Company has substantial net operating loss carryforwards and other future tax benefits which, under the current “change of ownership” rules of the Internal Revenue Code of 1986, as amended, may be subject to substantial annual limitation.  No income tax expense was recognized on the Company’s pre-tax income for the three months ended September 30, 2003, which reflects management’s estimate of the Company’s fiscal 2004 tax position. In addition, no income tax expense was recognized for the three months ended September 30, 2002.

Net Income.  The Company recognized net income of $117,000 or $0.02 per share, during the three months ended September 30, 2003 compared to net income of $206,000 or $0.03 per share, during the three months ended September 30, 2002.

Liquidity and Capital Resources

During fiscal 2004, and consistent with the prior period, the Company’s operations, including costs associated with its research and product development programs, will be internally funded with cash flows from its current operating business, term loan and capital lease financing agreements and from cash reserves.   If successful in its efforts to enter into new collaborative research and development arrangements, the Company could earn additional contract research revenues in future periods.

As of September 30, 2003, the Company had total cash of approximately $7.4 million, of which $1.6 million is being held as a compensating balance under a long-term obligation and subject to withdrawal restrictions.  Cash in excess of immediate requirements is invested in a manner which is intended to maximize liquidity and return, while minimizing investment risk and the potential effects of concentration of credit risk.

The Company consumed $26,000 in cash from operating activities during the current quarter, compared to generation of $471,000 in cash during the prior year period.  The decreased cash generated from operations is primarily a result of payments for certain accounts payable and accrued liabilities, including litigation and compensation related expenses.

Historically, the Company’s operations have not been capital intensive.  However, during fiscal 2001 the Company invested approximately $3.3 million for the relocation and consolidation of its research and manufacturing facilities and for new equipment to automate its manufacturing process.  The Company used long-term financing agreements to fund these investments.

As of September 30, 2003, the Company had approximately $2.4 million outstanding under long-term financing agreements, including the current portion.  The Company may enter into additional financing agreements to fund its capital equipment needs during the next 12 months, but does not anticipate a significant investment in capital equipment during that time.  The Company’s expenditures for equipment and furniture in excess of equipment acquired under financing agreements were $61,000 and $28,000 in the current and prior year quarters, respectively.

The Company used $162,000 and $152,000 of cash for payments on long-term obligations during the current and prior year quarters, respectively.  Restricted cash requirements decreased $94,000 and $99,000 in the current and prior year quarters, respectively.

The Company will continue to incur costs associated with its product development activities.  During fiscal 2004, these costs will be funded internally from the Company’s established operating business, term loan and capital lease financing agreements and from existing cash balances.  The Company anticipates that at its current operating levels, existing cash balances and cash generated from operations will be sufficient to fund its operating needs through fiscal 2005 and beyond.  However, the Company may be required to or elect to raise additional capital.  The Company’s actual capital requirements will depend on numerous factors, many of which are outside the Company’s control.

Critical Accounting Policies

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements.  The following list is not intended to be a comprehensive list of all of our accounting policies.  Our significant accounting policies are more fully described in Note 1 of our consolidated financial statements for the year ended June 30, 2003.  In many cases, the accounting treatment of a particular transaction is dictated by accounting principles generally accepted in the United States, with no need for management’s judgment or estimation in its application.  There are also areas in which management’s judgment in selecting an available alternative would not produce a materially different result.  The following is a brief discussion of the more significant accounting policies and methods used by us:

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

Long-lived Assets – The carrying amounts of long-lived assets, and the related amortization periods, are reviewed for impairment whenever events occur or changes in circumstances indicate that the carrying amount of an asset may not be recoverable within the estimated useful life.  When the Company determines the existence of impairment indicators, the impairment loss is measured based on the excess of carrying value over the estimated fair value of the impaired assets.  The carrying value of the underlying assets is reduced, with the reduction charged to expense, so that the carrying value is equal to fair value.

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

Item 4.             Control and Procedures

Our Chief Executive Officer and Chief Accounting Officer, after conducting an evaluation, together with other members of the Company’s management, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report, have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in its reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to that evaluation, and there were no significant deficiencies or material weaknesses in such controls requiring corrective actions.

PART II — OTHER INFORMATION

Item 1.             Legal Proceedings

There have been no material changes from the information described in the Company’s Form 10-K for the period ended June 30, 2003, as filed with the Securities Exchange Commission on September 15, 2003.

Management continues to believe that the Company’s complaints in the pending action “IOMED, Inc. v. Jamal Yanaki, et al” contain meritorious claims and intends to vigorously protect the Company’s intellectual property.  Additionally, management continues to believe that there is no basis for the claims and counterclaims asserted or the penalties sought against the Company and the other defendants in the pending actions “IOMED, Inc. v. Jamal Yanaki, et al,” “Yanaki v. IOMED, Inc., et al,” “Moss v. IOMED, Inc., et al,” and “Yanaki v. IOMED, Inc., et al.”  Furthermore, management does not believe that the outcome of pending actions will have a material adverse impact on the Company.  However, the legal fees and expenses in these actions will likely be material and, in the event of an unfavorable resolution, the outcome could have a material adverse impact on the Company’s business, financial position, or results of operations.

Item 5.             Other Information

None

Item 6.             Exhibits and Reports on Form 8-K

(a)                                  Exhibits:

Exhibit No.	Description

Exhibit 31.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER

Exhibit 31.2	CERTIFICATION OF CHIEF ACCOUNTING OFFICER

Exhibit 32.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER

Exhibit 32.2	CERTIFICATION OF CHIEF ACCOUNTING OFFICER

(b)                                  Reports on Form 8-K:

On September 5, 2003, a Current Report was submitted on Form 8-K under Items 7 and 12 containing the press release relating to the Company’s fiscal 2003 fourth quarter and year end earnings results.

IOMED, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IOMED, Inc.
(Registrant)

Date:	November 12, 2003	By:	/s/ Robert J. Lollini
Robert J. Lollini
President and Chief Executive Officer

Date:	November 12, 2003	By:	/s/ Brian L. Mower, CPA
Brian L. Mower, CPA
Chief Accounting Officer