Form 10-Q
period 2003-12-31
IOMED INC
filed 2004-02-12
CIK 1041652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of January 31, 2004:

Classes of Common Stock	Number of shares outstanding
Common Stock, no par value	6,575,794

IOMED, Inc.

IOMED, Inc.

CONDENSED BALANCE SHEETS

	December 31, 2003	June 30, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,355,000	$5,921,000
Accounts receivable, net	1,143,000	1,300,000
Inventories	903,000	1,027,000
Prepaid expenses	93,000	119,000
Total current assets	8,494,000	8,367,000

Equipment and furniture, net	1,915,000	2,340,000
Restricted cash	1,499,000	1,689,000
Other assets	83,000	95,000

Total assets	$11,991,000	$12,491,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$102,000	$504,000
Accrued liabilities	871,000	1,002,000
Current portion of long-term obligations	621,000	598,000
Total current liabilities	1,594,000	2,104,000

Long-term obligations	1,651,000	1,971,000

Commitments and contingencies

Shareholders’ equity
Common shares	34,646,000	34,646,000
Convertible preferred shares	6,881,000	6,881,000
Accumulated deficit	(32,781,000)	(33,111,000)
Total shareholders’ equity	8,746,000	8,416,000

Total liabilities and shareholders’ equity	$11,991,000	$12,491,000

See accompanying notes.

IOMED, Inc.

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
	(unaudited )		(unaudited)
Product sales	$3,010,000	$2,946,000	$5,932,000	$5,888,000
Cost of products sold	1,116,000	1,091,000	2,220,000	2,160,000
Gross profit	1,894,000	1,855,000	3,712,000	3,728,000

Operating costs and expenses:
Selling, general and administrative	1,459,000	1,362,000	2,899,000	2,716,000
Research and product development	242,000	339,000	508,000	669,000
Total operating costs and expenses	1,701,000	1,701,000	3,407,000	3,385,000

Operating income	193,000	154,000	305,000	343,000

Other income (expense):
Other income	38,000	51,000	74,000	102,000
Interest expense	(41,000)	(53,000)	(91,000)	(115,000)
Interest income	23,000	27,000	42,000	55,000

Net income	$213,000	$179,000	$330,000	$385,000

Basic income per common share	$0.03	$0.03	$0.05	$0.06

Diluted income per common share	$0.03	$0.02	$0.04	$0.05

See accompanying notes.

IOMED, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended December 31,
	2003	2002
	(unaudited)
Cash flows from operating activities
Net income	$330,000	$385,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	507,000	466,000
Changes in operating assets and liabilities:
Accounts receivable	157,000	(24,000)
Inventories	124,000	19,000
Prepaid expenses	26,000	(82,000)
Trade accounts payable	(402,000)	(51,000)
Other accrued liabilities	(131,000)	(127,000)
Net cash provided by operating activities	611,000	586,000

Cash flows from investing activities
Purchases of equipment and furniture	(70,000)	(103,000)

Cash flows from financing activities
Change in restricted cash balance	190,000	198,000
Payments on long-term obligations	(297,000)	(281,000)
Net cash used in financing activities	(107,000)	(83,000)

Net increase in cash and cash equivalents	434,000	400,000

Cash and cash equivalents at beginning of period	5,921,000	4,422,000

Cash and cash equivalents at end of period	$6,355,000	$4,822,000

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

Basis of Presentation

In the opinion of management, the accompanying condensed financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of December 31, 2003, and the results of its operations and cash flows for the interim periods ended December 31, 2003 and 2002.  The operating results for the interim periods are not necessarily indicative of the results for a full year.  Certain information and footnote disclosures normally included in financial statements in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  Therefore, these statements should be read in conjunction with the Company’s audited financial statements for the year ended June 30, 2003, included in the Company’s Annual Report on Form 10-K, dated September 15, 2003.

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

Net income as presented in the condensed statements of operations represents the numerator used in computing both basic and diluted income per share and the following table sets forth the computation of the weighted average shares representing the denominator used in determining basic and diluted income per share:

	Three Months ended December 31,		Six Months ended December 31,
	2003	2002	2003	2002
	(in thousands)		(in thousands)
Denominator for basic income per share - weighted average shares outstanding	6,545	6,545	6,545	6,545
Dilutive securities: preferred stock and certain stock options	1,114	947	1,036	911
Denominator for diluted income per share — adjusted weighted average shares outstanding and assumed conversions	7,659	7,492	7,581	7,456

At December 31, 2003, the following potentially dilutive securities were outstanding but were not included in the computation of diluted income per share due to their anti-dilutive effect:  options to purchase approximately 732,000 common shares at a weighted average exercise price of $3.64 per share.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Net income - as reported	$213,000	$179,000	$330,000	$385,000
Less: Total stock compensation income (expense) determined under fair value method	(149,000)	22,000	(227,000)	33,000
Net income - pro forma	$64,000	$201,000	$103,000	$418,000

Income per share:
Basic - as reported	$0.03	$0.03	$0.05	$0.06
Diluted - as reported	$0.03	$0.02	$0.04	$0.05

Basic - pro forma	$0.01	$0.03	$0.02	$0.06
Diluted - pro forma	$0.01	$0.03	$0.01	$0.06

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

Revenue Recognition

Revenues on product sales are recognized when there is persuasive evidence that an arms length transfer has occurred, generally upon shipment, when title has passed, the price is fixed or determinable, and collectibility is reasonably assured.

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

2.                                      Inventories

Inventories are stated at the lower of cost or market.  Cost is determined using the first-in, first-out method.  Inventories consisted of the following at December 31, 2003 and June 30, 2003:

	December 31, 2003	June 30, 2003
Raw materials	$458,000	$596,000
Work-in-progress	57,000	40,000
Finished goods	388,000	391,000
	$903,000	$1,027,000

3.                                      Restricted Cash

The Company maintains an interest bearing money market account with a lending bank, $1,499,000 of which is being held as a compensating balance as of December 31, 2003 under a long-term obligation and is restricted as to withdrawal.  Included in cash and cash equivalents as of December 31, 2003 is an additional $373,000 restricted to secure the current portion of the long-term obligation.  The restricted cash balance requirement decreases over the life of the obligation as payments are made.

4.                                      Commitments

The Company has entered into agreements with various lending institutions to provide financing for the Company’s investments in capital equipment and facilities modifications and consolidation.  As of December 31, 2003, the Company had approximately $2,272,000 outstanding under these agreements, $1,651,000 of which was classified as long-term obligations.

5.                                      Litigation

The Company has filed two civil complaints in Utah State Court against two former executives, among others, alleging misappropriation of the Company’s trade secrets, interference with economic relationships and civil conspiracy.  The claims arise out of the Company’s allegations that the defendants engaged in conduct to misappropriate confidential information related to a new product that was being developed by the Company under the supervision of the two former executives.  The Company is seeking injunctive relief against all defendants.  In response, a counterclaim has been filed against the Company and certain Company employees seeking, among other things, $5 million in monetary damages.

In addition, two separate federal court complaints have been filed against the Company and certain Company employees and agents, alleging violation of the plaintiffs’ federal civil rights, invasion of privacy, intentional infliction of emotional distress, trespassing, and conspiracy.  These complaints are related to one of the state court actions filed by the Company in that they arise out of the court-ordered seizure of computer hard drives, other electronic media, and certain business files of certain of the defendants in one of the state court actions.  Such seizure was conducted by the Salt Lake County Sheriff’s Office.  The two federal court complaints seek, among other things, combined monetary damages of $60 million.

A plaintiff in one of the federal civil rights complaints also filed a state court complaint against the Company and certain Company employees alleging discrimination, among other things.  This complaint is related to one of the state court actions filed by the Company in that the claims asserted arise from the same series of transactions and occurrences.

In separate rulings, the United States District Court granted, with prejudice, the Company’s motion to dismiss the two federal civil rights complaints filed against the Company; and a Utah State Court granted the Company’s motion to dismiss a discrimination claim against the Company.

Management believes that the Company’s state court complaints contain meritorious claims and intends to vigorously protect the Company’s intellectual property.  Additionally, management believes that there is no basis for the claims and counterclaims asserted or the penalties sought against the Company and the other defendants in the state court or federal court actions.  Furthermore, management does not believe that the outcome will have a material adverse impact on the Company.  However, the legal fees and expenses of these actions will likely be material and, in the event of an unfavorable resolution, the outcome could have a material adverse impact on the Company’s business, financial position, or results of operations.

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

Overview

The Company is a leader in the development, manufacture and sale of active drug delivery systems primarily used to treat local inflammation in the physical and occupational therapy and sports medicine markets.  The Company’s current product line is based on proprietary iontophoretic drug delivery technology.  The majority of the Company’s revenues have been generated through the sale of the Phoresor system, including the reusable dose controller and single use, disposable patch kits.  The Company is pursuing opportunities to advance its position as a provider of quality, innovative, non-invasive medical products that improve patient healthcare.  In addition, the Company is seeking collaborative opportunities to develop its non-invasive drug delivery technology to satisfy substantial unmet medical needs.  The Company has proprietary technology in various stages of research and product development primarily for the treatment of acute local inflammation and for the treatment of ophthalmic disease.  From inception through fiscal 2002, the Company had generally incurred operating losses as a result of costs associated with internally funded research and development activities.  During fiscal 2003, the Company reported net income.  As of December 31, 2003, the Company’s accumulated deficit was approximately $32.8 million.  The Company’s ability to sustain profitability will depend on its ability to achieve market acceptance, successfully expand sales of its existing and new products, and successfully complete the development of, receive regulatory approvals for, and successfully manufacture and market its products under development, as to which there can be no assurance.

The Company’s results of operations may vary significantly from quarter to quarter and depend on product sales levels, the signing of new product development agreements, and costs associated with manufacturing processes, as well as other factors.  The amount of revenue in any given period is not necessarily indicative of future revenue.

Results of Operations

Three Months and Six Months Ended December 31, 2003 and 2002

Product sales.  Product sales increased a modest 2% and 1% to $3.0 million and $5.9 million in the three and six months ended December 31, 2003, respectively, from $2.9 million and $5.9 million in the three and six months ended December 31, 2002, respectively.  The current quarter’s product sales of $3.0 million marked a quarterly record.  The Company has reported record product sales in 27 of the last 29 quarters.

Costs of Products Sold.  Costs of products sold were $1.1 million and $2.2 million in the three and six months ended December 31, 2003, respectively.  Gross margins on product sales were 63% for all periods presented.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased 7% to $1.5 million and $2.9 million in each of the three and six months ended December 31, 2003, respectively, compared to $1.4 million and $2.7 million in prior year periods.  The increase is primarily due to litigation related expenses associated with the Company’s efforts to protect its trade secrets and other proprietary intellectual property.

Research and Product Development Expense.  Research and product development expenditures decreased 29% and 24% to $242,000 and $508,000 for the three and six months ended December 31, 2003, respectively, compared to $339,000 and $669,000 for the prior year periods.  The decrease reflects a refined focus on product development activities.  The Company’s research and product development expenditures in the current periods reflect its continued investment in product development programs, including a focused effort on new products for its operating business in the physical and occupational therapy and sports medicine markets.

Other Income and Expenses.  Other income of $38,000 and $74,000 for the quarter and six months ended December 31, 2003 is primarily from a royalty and license agreement.  Under the terms of this agreement, the royalty rate will decrease during the remainder of fiscal 2004 and future periods.  During the current three and six month periods, the Company had interest expense (net of interest income) of $18,000 and $49,000, respectively, compared to interest expense (net of interest income) of $26,000 and $60,000 in the prior year periods.  Amounts in both periods reflect interest expense on long-term obligations less interest earnings on the invested cash balances.  The increase in net interest expense is due to lower interest income from lower average interest rates on invested cash balances relative to fixed rates on borrowed funds.

Income Taxes.  The Company has substantial net operating loss carryforwards, which, under the current “change of ownership” rules of the Internal Revenue Code of 1986, as amended, may be subject to substantial annual limitation.  No income tax expense was recognized on the Company’s pre-tax income for the three- and six-month periods ended December 31, 2003, which reflects management’s estimate of the Company’s fiscal 2004 tax position.  In addition, no income tax benefit was recognized for the three- and six-month periods ended December 31, 2002.

Net Income.  The Company recognized net income of $213,000 and $330,000, or $0.03 and $0.04 per diluted share, during the three and six month periods ended December 31, 2003, respectively, compared with net income of $179,000 and $385,000, or $0.02 and $0.05 per diluted share, during the prior year periods.  The fluctuations are a result of the changes discussed above.

Liquidity and Capital Resources

During fiscal 2004, and consistent with the prior period, the Company’s operations, including costs associated with its research and product development programs, will be internally funded with cash flows from its current operating business, term loan and capital lease financing agreements and from cash reserves.

As of December 31, 2003, the Company had total cash of approximately $7.9 million, of which $6.4 million is cash and cash equivalents and $1.5 million is being held as a compensating balance under a long-term obligation and subject to withdrawal restrictions.  Included in cash and cash equivalents as of December 31, 2003 is an additional $0.4 million restricted to secure the current portion of the long-term obligation.  The restricted cash balance requirement decreases over the life of the obligation as payments are made.  Cash in excess of immediate requirements is invested in a manner intended to maximize liquidity and return, while minimizing investment risk and the potential effects of concentration of credit risk.

The Company generated $611,000 in cash from operating activities during the current period, compared to $586,000 during the prior year period.  The increased cash generated from operations is primarily a result of changes in working capital during the respective periods.

Historically, the Company’s operations have not been capital intensive.  However, during fiscal 2001 the Company invested approximately $3.3 million for the relocation and consolidation of its research and manufacturing facilities and for new equipment to automate its manufacturing process.  The Company used long-term financing agreements to fund these investments.

As of December 31, 2003, the Company had approximately $2.3 million outstanding under long-term financing agreements, including the current portion.  The Company may enter into additional financing agreements to fund its capital equipment needs during the next 12 months, but does not anticipate a significant investment in capital equipment during that time.  The Company’s expenditures for equipment and furniture in excess of equipment acquired under financing agreements were $70,000 and $103,000 in the current and prior year periods, respectively.

The Company used $297,000 and $281,000 of cash for payments on long-term obligations during the current and prior year periods, respectively.  Restricted cash requirements decreased $190,000 and $198,000 in the current and prior year periods, respectively.

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

Critical Accounting Policies

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements.  The following list is not intended to be a comprehensive list of all of our accounting policies.  Our significant accounting policies are more fully described in Note 1 of our financial statements for the year ended June 30, 2003.  In many cases, the accounting treatment of a particular transaction is dictated by accounting principles generally accepted in the United States, with no need for management’s judgment or estimation in its application.  There are also areas in which management’s judgment in selecting an available alternative would not produce a materially different result.  The following is a brief discussion of the more significant accounting policies and methods used by us:

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

Revenue Recognition – Revenues on product sales are recognized when there is persuasive evidence that an arms length transfer has occurred, generally upon shipment, when title has passed, the price is fixed or determinable, and the collectibility is reasonably assured.

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

PART II – OTHER INFORMATION

Item 1.             Legal Proceedings

The Company’s most recent Annual Report on Form 10-K for its fiscal year ended June 30, 2003, which was filed with the Securities Exchange Commission on September 18, 2003, includes a description of the material pending legal proceedings referenced below.

A United States District Court granted, with prejudice, the Company’s motion to dismiss the §1983 civil rights federal court complaints, “Yanaki v.  IOMED, Inc., et al” and “ Moss v. IOMED, Inc., et al,” filed against the Company.  In addition, a Utah State Court granted the Company’s motion to dismiss a discrimination claim, “Yanaki v IOMED, Inc., et al,” against the Company.  Both of these suits were filed against the Company in response to civil complaints filed by the Company in Utah State Court against two former executives, among others, alleging misappropriation of trade secrets, interference with economic relationships and civil conspiracy.  While the Company is pleased with these rulings, they may be subject to appeal and the Company does not know what, if any, further actions may be undertaken by the plaintiffs.

Management continues to believe that the Company’s state court complaints in the pending action “IOMED, Inc. v. Jamal Yanaki, et al” contain meritorious claims and intends to vigorously protect the Company’s intellectual property.  Additionally, management continues to believe that there is no basis for the claims and counterclaims asserted or the penalties sought against the Company and the other defendants in the pending actions “IOMED, Inc. v. Jamal Yanaki, et al,” “Yanaki v. IOMED, Inc., et al,” “Moss v. IOMED, Inc., et al,” and “Yanaki v. IOMED, Inc., et al.”  Furthermore, management does not believe that the outcome of pending actions will have a material adverse impact on the Company.  However, the legal fees and expenses in these actions will likely be material and, in the event of an unfavorable resolution, the outcome could have a material adverse impact on the Company’s business, financial position, or results of operations.

Item 4.             Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on November 14, 2003, to consider and vote on the following proposals:  (i) election of two Class I directors to serve a term of three years or until their successors are duly elected and qualified; and (ii) ratification of the appointment of Ernst & Young LLP as the Company’s auditors for the fiscal year ending June 30, 2004.

Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934.  There was no solicitation in opposition to management’s nominees for two Class I directors as listed in the Company’s Proxy Statement and the nominees was elected to serve a term of three years ending in 2006 with the following vote:

	Number of Votes
	In Favor	Withheld
Michael T. Sember	6,010,479	134,924
Robert J. Lollini	6,019,332	126,071

In addition, the following directors’ terms of office continued after the meeting:

Directors	Term Ending
John W. Fara, Ph.D.	2005
Peter J. Wardle	2004
Warren Wood	2004

The proposal to ratify the appointment of Ernst & Young LLP as the Company’s auditors was approved with the following vote:

Number of Votes
In favor	Against	Abstained
6,115,020	23,383	7,000

Item 5.             Other Information

None

Item 6.             Exhibits and Reports on Form 8-K

(a)                                  Exhibits:

Exhibit No.	Description

Exhibit 31.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER

Exhibit 31.2	CERTIFICATION OF CHIEF ACCOUNTING OFFICER

Exhibit 32.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER

Exhibit 32.2	CERTIFICATION OF CHIEF ACCOUNTING OFFICER

(b)                                  Reports on Form 8-K:

On November 4, 2003, a Current Report was submitted on Form 8-K under Items 7 and 12 containing the press release relating to the Company’s fiscal 2004 first quarter earnings results.

IOMED, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IOMED, Inc.
(Registrant)

Date:	February 11, 2004	By:	/s/ Robert J. Lollini
Robert J. Lollini
President and Chief Executive Officer

Date:	February 11, 2004	By:	/s/ Brian L. Mower, CPA
Brian L. Mower, CPA
Chief Accounting Officer