Form 10-Q
period 2004-03-31
IOMED INC
filed 2004-05-14
CIK 1041652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of April 30, 2004:

Classes of Common Stock	Number of shares outstanding
Common Stock, no par value	6,575,794

IOMED, Inc.

IOMED, Inc.

CONDENSED BALANCE SHEETS

	March 31, 2004	June 30, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,808,000	$5,921,000
Accounts receivable, net	1,294,000	1,300,000
Inventories	988,000	1,027,000
Prepaid expenses	82,000	119,000
Total current assets	9,172,000	8,367,000

Equipment and furniture, net	1,703,000	2,340,000
Restricted cash	1,401,000	1,689,000
Other assets	77,000	95,000

Total assets	$12,353,000	$12,491,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$319,000	$504,000
Accrued liabilities	845,000	1,002,000
Current portion of long-term obligations	618,000	598,000
Total current liabilities	1,782,000	2,104,000

Long-term obligations	1,492,000	1,971,000

Commitments and contingencies

Shareholders’ equity
Common shares	34,699,000	34,646,000
Convertible preferred shares	6,881,000	6,881,000
Accumulated deficit	(32,501,000)	(33,111,000)
Total shareholders’ equity	9,079,000	8,416,000

Total liabilities and shareholders’ equity	$12,353,000	$12,491,000

See accompanying notes.

IOMED, Inc.

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Product sales	$3,094,000	$2,927,000	$9,026,000	$8,815,000
Cost of products sold	1,171,000	1,081,000	3,391,000	3,241,000
Gross profit	1,923,000	1,846,000	5,635,000	5,574,000

Operating costs and expenses:
Selling, general and administrative	1,376,000	1,496,000	4,275,000	4,212,000
Research and product development	257,000	321,000	765,000	990,000
Non-recurring items	—	(76,000)	—	(76,000)
Total operating costs and expenses	1,633,000	1,741,000	5,040,000	5,126,000

Operating income	290,000	105,000	595,000	448,000

Other income (expense):
Other income	6,000	37,000	80,000	139,000
Interest expense	(42,000)	(53,000)	(133,000)	(168,000)
Interest income	26,000	29,000	68,000	84,000

Net income	$280,000	$118,000	$610,000	$503,000

Basic income per common share	$0.04	$0.02	$0.09	$0.08

Diluted income per common share	$0.04	$0.02	$0.08	$0.07

See accompanying notes.

IOMED, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended March 31,
	2004	2003
	(unaudited)
Cash flows from operating activities
Net income	$610,000	$503,000
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	728,000	699,000
Other non-cash items	—	(76,000)
Changes in operating assets and liabilities:
Accounts receivable	6,000	6,000
Inventories	39,000	78,000
Prepaid expenses	37,000	(19,000)
Trade accounts payable	(185,000)	(66,000)
Other accrued liabilities	(157,000)	52,000
Net cash provided by operating activities	1,078,000	1,177,000

Cash flows from investing activities
Purchases of equipment and furniture	(73,000)	(116,000)

Cash flows from financing activities
Change in restricted cash balance	288,000	299,000
Proceeds from exercise of stock options	53,000	—
Payments on long-term obligations	(459,000)	(430,000)
Net cash used in financing activities	(118,000)	(131,000)

Net increase in cash and cash equivalents	887,000	930,000

Cash and cash equivalents at beginning of period	5,921,000	4,422,000

Cash and cash equivalents at end of period	$6,808,000	$5,352,000

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

Basis of Presentation

In the opinion of management, the accompanying condensed financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2004, and the results of its operations and cash flows for the interim periods ended March 31, 2004 and 2003.  The operating results for the interim periods are not necessarily indicative of the results for a full year.  Certain information and footnote disclosures normally included in financial statements in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  Therefore, these statements should be read in conjunction with the Company’s audited financial statements for the year ended June 30, 2003, included in the Company’s Annual Report on Form 10-K, dated September 15, 2003.

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

Net income as presented in the condensed statements of operations represents the numerator used in computing both basic and diluted income per share and the following table sets forth the computation of the weighted average shares representing the denominator used in determining basic and diluted income per share:

	Three Months ended March 31,		Nine Months ended March 31,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Denominator for basic income per share - weighted average shares outstanding	6,568	6,545	6,552	6,545
Dilutive securities: convertible preferred stock and certain stock options	1,245	987	1,094	938
Denominator for diluted income per share – adjusted weighted average shares outstanding and assumed conversions	7,813	7,532	7,646	7,483

At March 31, 2004, anti-dilutive securities not considered in the diluted earnings per share calculation consisted of out-of-the-money options to purchase approximately 335,000 common shares at a weighted average exercise price of $5.12 per share.

 Stock-based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25 - Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee stock options rather than adopting the alternative fair value accounting provided for under Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock Based Compensation - Transition and Disclosure.  Because the exercise price of the Company’s employee stock options equals the market price of the underlying shares on the date of grant, under APB 25, the Company does not recognize any compensation expense. The following table illustrates the effect on net income and income per share had compensation cost for the Company’s employee stock options been determined consistent with the fair value methodology prescribed under SFAS 123:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Net income - as reported	$280,000	$118,000	$610,000	$503,000
Less: Total stock compensation expense determined using the fair value method	(28,000)	(77,000)	(255,000)	(66,000)
Net income - pro forma	$252,000	$41,000	$355,000	$437,000

Income per share:
Basic - as reported	$0.04	$0.02	$0.09	$0.08
Diluted - as reported	$0.04	$0.02	$0.08	$0.07

Basic - pro forma	$0.04	$0.01	$0.05	$0.07
Diluted - pro forma	$0.03	$0.01	$0.05	$0.06

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

2.                                      Inventories

Inventories are stated at the lower of cost or market.  Cost is determined using the first-in, first-out method.  Inventories consisted of the following at March 31, 2003 and June 30, 2003:

	March 31, 2003	June 30, 2003
Raw materials	$536,000	$596,000
Work-in-progress	71,000	40,000
Finished goods	381,000	391,000
	$988,000	$1,027,000

3.                                      Restricted Cash

The Company maintains an interest bearing money market account with a lending bank, $1,401,000 of which is being held as a compensating balance as of March 31, 2004 under a long-term obligation and is restricted as to withdrawal.  Included in cash and cash equivalents as of March 31, 2004 is an additional $380,000 restricted to secure the current portion of such long-term obligation.  The restricted cash balance requirement decreases over the life of the obligation as payments are made.

4.                                      Commitments

The Company has entered into agreements with various lending institutions to provide financing for the Company’s investments in capital equipment and facilities modifications and consolidation.  As of March 31, 2004, the Company had approximately $2,110,000 outstanding under these agreements, $1,492,000 of which was classified as long-term obligations.

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

In a related matter, two separate federal court complaints were filed against the Company and certain Company employees and agents, alleging violation of the plaintiffs’ federal civil rights, invasion of privacy, intentional infliction of emotional distress, trespassing, and conspiracy. These complaints are related to one of the state court actions filed by the Company in that they arise out of the court-ordered seizure of computer hard drives, other electronic media, and certain business files of certain of the defendants in one of the state court actions.  Such seizure was conducted by the Salt Lake County Sheriff’s Office.  The two federal court complaints sought, among other things, combined monetary damages of $60 million.  The United States District Court granted, with prejudice, the Company’s motion to dismiss the two federal civil rights complaints filed against the Company.  The plaintiffs have appealed these rulings.

A plaintiff in one of the federal civil rights complaints also filed a Utah state court complaint against the Company and certain Company employees alleging discrimination, among other things.  This complaint is related to one of the state court actions filed by the Company in that the claims asserted arise from the same series of transactions and occurrences.  The Utah State Court has granted the Company’s motion to dismiss the plaintiff’s discrimination claim, and the plaintiff has appealed this ruling.

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

Overview

The Company is a leader in the development, manufacture and sale of active drug delivery systems primarily used to treat local inflammation in the physical and occupational therapy and sports medicine markets.  The Company’s current product line is based on proprietary iontophoretic drug delivery technology.  The majority of the Company’s revenues have been generated through the sale of the Phoresor system, including the reusable dose controller and single use, disposable patch kits.  The Company is pursuing opportunities to advance its position as a provider of quality, innovative, non-invasive medical products that improve patient healthcare.  In addition, the Company is seeking collaborative opportunities to develop its non-invasive drug delivery technology to satisfy substantial unmet medical needs.  The Company has proprietary technology in various stages of research and product development primarily for the treatment of acute local inflammation and for the treatment of ophthalmic disease.  From inception through fiscal 2002, the Company had generally incurred operating losses as a result of costs associated with internally funded research and development activities.  During fiscal 2003, the Company reported net income.  As of March 31, 2004, the Company’s accumulated deficit was approximately $32.5 million.  The Company’s ability to sustain profitability will depend on its ability to maintain market acceptance, successfully expand sales of its existing and new products, and successfully complete the development of, receive regulatory approvals for, and successfully manufacture and market its products under development, as to which there can be no assurance.

The Company’s results of operations may vary significantly from quarter to quarter and depend on product sales levels, and costs associated with manufacturing processes, as well as other factors.  The amount of revenue in any given period is not necessarily indicative of future revenue.

Results of Operations

Three Months and Nine Months Ended March 31, 2004 and 2003

Product sales.  Product sales increased 6% and 2% to $3.1 million and $9.0 million in the three and nine months ended March 31, 2004, respectively, from $2.9 million and $8.8 million in the three and nine months ended March 31, 2003, respectively.  The current quarter’s product sales of $3.1 million marked a quarterly record and the second consecutive quarter with product sales greater than $3.0 million.  The Company has reported record product sales in 28 of the last 30 quarters.

During the current quarter, the Company introduced two new iontophoresis products, giving it the broadest range of iontophoresis products on the market.  These new product offerings are designed to complement the Company’s premium iontophoresis electrodes, which include the IOGEL® and TransQ® product lines.  The Company is also currently restructuring its sales distribution network due to a changing competitive environment.  This restructuring, which will introduce distributor pricing incentives and will be designed to reduce interference among distributors, will result in the termination of some dealer relationships and the reallocation of territories.  To mitigate the potential effect on sales, the restructuring will be implemented in stages, but the Company may experience short-term fluctuations in sales.  The Company is confident, however, that the restructuring, combined with the breadth of its product line, will strengthen its business relationships with long-term strategic distribution partners.

Costs of Products Sold.  Costs of products sold were $1.2 million and $3.4 million in the three and nine months ended March 31, 2004, respectively.  Gross margins on product sales were 62% for the current quarter and nine month periods compared to 63% for the prior year quarter and nine month periods.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased 8% to $1.4 million and increased 1% to $4.3 million in the three and nine months ended March 31, 2004, respectively, compared to $1.5 million and $4.2 million in prior year periods.  The changes are primarily due to the timing of litigation related expenses associated with the Company’s efforts to protect its trade secrets and other proprietary intellectual property.

Research and Product Development Expense.  Research and product development expenditures decreased 20% and 23% to $257,000 and $765,000 for the three and nine months ended March 31, 2004, respectively, compared to $321,000 and $990,000 for the prior year periods.  The Company’s research and product development expenditures in the current periods reflect its continued investment in product development programs, including a focused effort on new products for its operating business in the physical and occupational therapy and sports medicine markets.

Other Income and Expenses.  Other income of $6,000 and $80,000 for the quarter and nine months ended March 31, 2004 is primarily from a royalty and license agreement.  During the current three and nine month periods, the Company had interest expense (net of interest income) of $16,000 and $65,000, respectively, compared to interest expense (net of interest income) of $24,000 and $84,000 in the prior year periods.  Amounts in both periods reflect interest expense on long-term obligations less interest earnings on the invested cash balances.  Net interest expense is due to lower interest income from lower average interest rates on invested cash balances relative to fixed rates on borrowed funds.

Income Taxes.  The Company has substantial net operating loss carryforwards, which, under the current “change of ownership” rules of the Internal Revenue Code of 1986, as amended, may be subject to substantial annual limitation.  No income tax expense was recognized on the Company’s pre-tax income for the three- and nine-month periods ended March 31, 2004, which reflects management’s estimate of the Company’s fiscal 2004 tax position due to the use of historical net operating losses and the resulting change in the valuation allowance.  In addition, no income tax expense was recognized for the three- and nine-month periods ended March 31, 2003.

Net Income.  The Company recognized net income of $280,000 and $610,000, or $0.04 and $0.08 per diluted share, during the three and nine-month periods ended March 31, 2004, respectively, compared with net income of $118,000 and $503,000, or $0.02 and $0.07 per diluted share, during the prior year periods.  The fluctuations are a result of the changes discussed above.

Liquidity and Capital Resources

During fiscal 2004, and consistent with the prior period, the Company’s operations, including costs associated with its research and product development programs, will be internally funded with cash flows from its current operating business, term loan and capital lease financing agreements and from cash reserves.

As of March 31, 2004, the Company had total cash of approximately $8.2 million, of which $6.8 million is cash and cash equivalents and $1.4 million is being held as a compensating balance under a long-term obligation and subject to withdrawal restrictions.  Included in cash and cash equivalents as of March 31, 2004 is an additional $0.4 million restricted to secure the current portion of the long-term obligation.  The restricted cash balance requirement decreases over the life of the obligation as payments are made.  Cash in excess of immediate requirements is invested in a manner intended to maximize liquidity and return, while minimizing investment risk and the potential effects of concentration of credit risk.

The Company generated $1.1 million in cash from operating activities during the current period, compared to $1.2 million during the prior year period.  Cash generated from operations is primarily a result of net income generated from product sales and the fixed asset depreciation during the respective periods.

Historically, the Company’s operations have not been capital intensive.  However, during fiscal 2001 the Company invested approximately $3.3 million for the relocation and consolidation of its research and manufacturing facilities and for new equipment to automate its manufacturing process.  The Company used long-term financing agreements to fund these investments.

As of March 31, 2004, the Company had approximately $2.1 million outstanding under long-term financing agreements, including the current portion.  The Company may enter into additional financing agreements to fund its capital equipment needs during the next 12 months, but does not anticipate a significant investment in capital equipment during that time.  The Company’s expenditures for equipment and furniture in excess of equipment acquired under financing agreements were $73,000 and $116,000 in the current and prior year periods, respectively.

The Company used $459,000 and $430,000 of cash for payments on long-term obligations during the current and prior year periods, respectively.  The Company had proceeds from the exercise of stock options for $53,000 during the current period.  Restricted cash requirements decreased $288,000 and $299,000 in the current and prior year periods, respectively.

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

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

The Company’s most recent Annual Report on Form 10-K for its fiscal year ended June 30, 2003, which was filed with the Securities Exchange Commission on September 18, 2003, includes a more complete description of the background of the material pending legal proceedings referenced below.

A United States District Court granted, with prejudice, the Company’s motion to dismiss the §1983 civil rights federal court complaints, “Yanaki v. IOMED, Inc., et al” and “ Moss v. IOMED, Inc., et al,” filed against the Company.  In addition, a Utah State Court granted the Company’s motion to dismiss a discrimination claim, “Yanaki v IOMED, Inc., et al,” against the Company.  Both of these suits were filed against the Company in response to civil complaints filed by the Company in Utah State Court against two former executives, among others, alleging misappropriation of trade secrets, interference with economic relationships and civil conspiracy.  While the Company is pleased with these rulings, the plaintiffs have filed appeals and the Company does not know what, if any, further actions may be undertaken by the plaintiffs.

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

(b)           Reports on Form 8-K:

On February 3, 2004, a Current Report was submitted on Form 8-K under Items 7 and 12 containing the press release relating to the Company’s fiscal 2004 second quarter earnings results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IOMED, Inc.
(Registrant)

Date:	May 12, 2004	By:	/s/ Robert J. Lollini
Robert J. Lollini
President and Chief Executive Officer

Date:	May 12, 2004	By:	/s/ Brian L. Mower, CPA
Brian L. Mower, CPA
Chief Accounting Officer