Form 10-K
period 2004-06-30
IOMED INC
filed 2004-09-28
CIK 1041652

Use these links to rapidly review the document
TABLE OF CONTENTS
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS IOMED, Inc.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2004

Commission File Number: 001-14059

IOMED, Inc.
(Exact name of registrant as specified in its charter)

Utah (State or other jurisdiction of incorporation or organization)	87-0441272 (I.R.S. Employer Identification No.)
2441 South 3850 West, Salt Lake City, Utah (Address of principal executive offices)	84120 (Zip Code)
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

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

        The aggregate market value of the Registrant's voting stock held by non-affiliates based upon the closing price of the common stock as quoted on the American Stock Exchange on December 31, 2003, was approximately $10,289,000.

        The number of shares of Registrant's common stock outstanding on August 31, 2004, was 6,585,213.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain information is incorporated into Part III of this Report on Form 10-K by reference to the Registrant's Proxy Statement for its 2004 Annual Meeting of Shareholders.

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

Introduction

        The Company was incorporated in Utah in 1974 as Motion Control, Inc. In 1987, the Company merged with JMW Acquisition Corporation, and the name of the merged entity was changed to IOMED, Inc. The Company is a leader in developing, manufacturing and marketing active drug delivery systems used primarily to treat acute local inflammation in the physical and occupational therapy and sports medicine markets. The Company is pursuing opportunities to advance its position as a provider of quality, innovative medical products that improve patient healthcare. In addition, the Company is seeking collaborative opportunities to develop its non-invasive drug delivery technology to satisfy unmet medical needs. The Company has proprietary iontophoresis technology in various stages of research and product development primarily for transdermal drug delivery and for the treatment of ophthalmic disease.

Commercial Business

        The Company is in the business of developing, manufacturing, and marketing proprietary products used in the site-specific, non-invasive administration of soluble salts or other drugs into the body for medical purposes. The Company's active drug delivery systems employ iontophoresis (explained more fully below) as a non-invasive method of enhancing and controlling the transport of water-soluble ionic drugs into and through the skin and other body tissues using a low-level electrical current. The Company currently markets iontophoretic products used to deliver various drug compounds. The primary drug compounds used with our products are potent corticosteroids for the treatment of acute local inflammatory conditions and Iontocaine®, the Company's brand of lidocaine HCl 2% and epinephrine 1:100,000 topical solution, for the administration of local dermal anesthesia. The Company's products are used in situations when it is advisable to avoid the pain that may accompany needle insertion and drug injection, to minimize the infiltration of carrier fluids, and/or to avoid the damage caused by needle insertion when tissue is traumatized.

        The Company's proprietary, patented iontophoresis system (the "Phoresor® system" or "Phoresor") is designed for clinical use and is comprised of a reusable dose controller and single use, disposable active transdermal patch kits ("patch kits"). The dose controller incorporates an advanced microprocessor to precisely control drug dosage through the Company's proprietary single-use, disposable patch kits, including its IOGEL®, TransQ®, OptimA™, and Numby® patch kits. The Company also markets a self-contained iontophoresis system, the Companion 80™, that provides a Mobile Solution™ allowing the patient to resume daily activity and the clinician to optimize the use of patient time in the clinic.

        Using the Company's products, medical professionals are able to deliver dexamethasone, a potent and effective corticosteroid, to treat local inflammatory conditions. Because of the negative side effects often associated with the oral or injectable administration of dexamethasone, it is used only as a second- or third-line therapy. However, using the Company's technology, the administration of this drug without the occurrence of these negative side effects is possible. The Company's products are used for site-specific corticosteroid therapy in clinics nationwide to treat a variety of conditions, including those suffered by top professional, collegiate, and Olympic athletes.

        The Company also markets a specialty pharmaceutical product, Numby Stuff®, for the delivery of Iontocaine with the Phoresor system. Numby Stuff offers non-invasive, local dermal anesthesia in as little as 10 minutes, and can be used prior to needle sticks, IV starts, lumbar punctures, PICC insertions, fine needle and skin biopsies, and other minor dermatological surgeries.

Business Strategy

        The majority of the Company's revenues are generated through the sale of the Phoresor system, which consists of a reusable dose controller and single-use disposable patch kits. The Company is continuously seeking opportunities to improve the quality of its existing products and to market or develop new products to support this "razor-razor blade" business model.

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

Current and Future Products

        The following table lists the therapeutic applications of the principal products developed and future products pending development by the Company. The application of the Company's technology as an approved pharmaceutical product for the treatment of ophthalmic disease is not currently under development. This table is qualified in its entirety by reference to such detailed descriptions. There can be no assurance that any future products will be developed successfully or approved in a timely manner, if at all, or even if developed or approved, be successfully manufactured or marketed. In addition, the status of development indicated below does not necessarily indicate the order in which the products shown may be submitted to or approved by the Food and Drug Administration ("FDA").

Application	Therapeutic Agent	Product Status
Acute local inflammation	None specified	Currently marketed(1)
Dermal anesthesia	Iontocaine	Currently marketed
Ophthalmic diseases	None specified	Pre-clinical(2)
General	Water soluble ionic medicaments	Currently marketed(1)(3)

(1)
Currently marketed under 510(k) clearance for use with "ions of soluble salts or other drugs."

(2)
All major development activity related to this program has been suspended. The Company continues to file, prosecute, maintain, and defend its intellectual property position in this area and to conduct business development activities. Any significant development efforts toward the clinical evaluation and commercial development of this technology application will likely only occur with the substantial support of a collaborative partner.

(3)
The Company is continuing to pursue additional research & development opportunities for its technology that may lead to new products or therapeutic applications of its existing products.

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
Lateral Epicondylitis
Medial Epicondylitis (NOT SHOWN)
Olecranon Bursitis
Radial/Ulnar Nerve Inflammation (NOT SHOWN)

Hand/Wrist
Carpal Tunnel Syndrome
DeQuervain's Syndrome
Hand/Wrist Tenosynovitis (NOT SHOWN)
Rheumatoid Arthritis
Trigger Finger

Knee/Leg
Quadriceps Tendinitis
Patellar Tendinitis
Iliotibial Band Friction Syndrome
Popliteal Tendinitis
Hamstring Tendinitis

Head & Neck
TMJ Dysfunction
Masseter Strain
Stylomandibular Ligament Strain

Shoulder
Subacromial Bursitis
Rotator Cuff Syndrome (NOT SHOWN)

Back/Trunk
Trigger Points/Local Anesthesia
Low Back Pain
Costochondritis (NOT SHOWN)

Ankle/Foot
Achilles Tendinitis
Extensor Hallucis Longus Tendinitis
Peroneal Bursitis
Posterior Tibialis Tendinitis
Calcaneal Bursitis (NOT SHOWN)
Morton's Neuroma
Plantar Fasciitis

Rx phoresor II

Optional Time and Current Settings*

Current	×	Time	=	Recommended Total Charge
[illegible]		[illegible]		[illegible]
[illegible]		[illegible]		[illegible]
[illegible]		[illegible]		[illegible]

*[illegible]

Phoresor II™ System Guidelines

Water Soluble Medication	Drug Electrode*	Dispersive Pad	Recommended Total Charge
[illegible] — mixed with — [illegible]	Black (NEG)	Red (POS)	[illegible]
[illegible]	Red (POS)	Black (NEG)	[illegible]

*[illegible]

        Commercial Products.    The Company pioneered the commercial introduction of its active transdermal drug delivery systems in 1979. These products are used principally by physical therapists

(under a doctor's prescription) and have been clinically administered in over 24 million patient treatments for the delivery of corticosteroids and other drugs. More than 22 million of these treatments have occurred since 1990, when advancements in patch technology made by the Company led to the introduction of its present range of hydrogel patches for use with its microprocessor controlled dose controllers. The Company's products are also used by athletic trainers and physical therapists serving a number of professional, collegiate, and Olympic athletes and teams, including golfers, tennis players, men's and women's Olympic ski teams, as well as by football, basketball, baseball and hockey teams. The Company believes that its active transdermal drug delivery systems have been accepted in the rehabilitation marketplace due to their ease of use, non-invasiveness, recognized efficacy and lack of significant side effects.

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

        IontoDex™ is a miniaturized, integrated version of the Company's active drug transport system designed for patient in-home use to treat acute local inflammation. This proprietary active drug transport system, combined with dexamethasone, has the potential to address a significant unmet medical need by offering patients the benefits of the anti-inflammatory effects of dexamethasone while avoiding all of the gastrointestinal (GI) and other systemic side effects of oral drugs, such as non-steroidal anti-inflammatory drugs (NSAIDs), including Cox-II inhibitors.

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

Dermal Anesthesia

        Healthcare professionals recognize the importance of managing pain associated with invasive medical procedures, such as needle injections, placement of access devices (including phlebotomies, IV catheters, lumbar punctures, epidurals, etc), dermatological procedures (biopsies, wart and mole removal, Mohs procedures, etc), as well as gynecological and urological procedures (vasectomies, etc). In 2001, two new standards were instituted that may affect our product offerings. The Occupational Safety and Health Administration (OSHA) revised their Bloodborne Pathogen Standard, requiring employers to use safer medical devices wherever feasible in order to reduce the risk of injury from sharps. The Joint Commission on Accredited Healthcare Organizations (JCAHO) also passed their new Pain Management Standards requiring healthcare professionals to inform patients of methods available to minimize pain prior to, during, and after medical procedures. These two new standards favor the type of non-invasive drug delivery systems that the Company offers and could enhance the use of its products in medical practice. The Company is continuing to pursue marketing and other opportunities arising from these new standards.

        Commercial Products.    The Company's Iontocaine is approved by the FDA under a New Drug Application ("NDA") and is specifically labeled for use with the Company's Phoresor system and its proprietary, single use, disposable active transdermal patch kits.

        The Company currently sells its dermal anesthesia product into the pediatric, adult vascular access, and dermatology markets under the brand name Numby Stuff. Numby Stuff is used to induce dermal anesthesia prior to invasive procedures and the Company believes it is more effective than the leading topical product. However, to date, Numby Stuff has not generated significant revenues.

Ophthalmic Diseases

        The Company believes that its unique active drug transport system presents a significant opportunity in the ophthalmic pharmaceutical marketplace due to large patient populations with sight threatening medical needs that are unmet. Age-related macular degeneration ("AMD") and diabetic retinopathy ("DR") are the major causes of visual impairment in the United States and Europe. Both AMD and DR are conditions caused by angiogenesis (unwanted blood vessel growth) resulting in neovascularization that damages the retina and ultimately causes blindness. Posterior uveitis and retinitis secondary to glaucoma also contribute considerably to loss of sight worldwide. A common characteristic among all of these conditions is their occurrence at the back of the eye, where drug treatment is difficult to administer. The Company believes that its proprietary drug delivery products offer a solution or a significant improvement to currently unmet medical needs in this area.

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

        Development Stage Products.    Using its proprietary technology, the Company has developed an ocular drug delivery system that seeks to address the safe and effective administration of therapeutics to the back of the eye. The Company's delivery system, trademarked OcuPhor™, allows for site-specific administration of a pharmacologic agent without the collateral tissue damage associated with surgery, lasers, needle injections or implants. OcuPhor has been designed as a platform technology to deliver drug compounds non-invasively and site-specifically to posterior segments of the eye. Through both collaborations and internal research efforts, the Company has made significant advancements with the OcuPhor System. Feasibility studies confirmed OcuPhor's ability to deliver an anti-angiogenic drug to the back of the eye. Preliminary clinical studies in human volunteers have shown that the OcuPhor System is safe and well tolerated using both positive and negative polarity currents and does not produce any ophthalmic changes as measured by a series of standard tests. Additionally, the Company has demonstrated in-vivo that the OcuPhor System is capable of delivering antiangiogenic, anti-inflammatory, antibiotic, and antiviral drugs. The Company believes that OcuPhor's transport capabilities are within the theoretical therapeutic range of a variety of drugs, including small molecules as well as some macromolecules and small proteins. The Company is evaluating strategies to capitalize on this technology, including license agreements and collaborative partnerships to identify specific drugs which will be able to take advantage of the OcuPhor System and thereafter move it beyond the preclinical stage and advance its commercial development.

General Iontophoretic Drug Delivery Technology and Its Advantages

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

  •
  Meets OSHA pain management standards for healthcare industry

  •
  Compliance with Needle Stick Prevention Act of 2001.

        Although the fundamentals of iontophoresis have been understood for decades, the method has become commercially practicable as a means of delivering drugs only recently as a result of advances in electronics, materials science and electrochemistry. These advances have led to the development of more efficient and adaptable drug patches and more reliable, compact and programmable dose controllers. The Company has an expansive portfolio of intellectual property with which it has developed iontophoretic systems that have unique and enhanced performance characteristics, which the Company believes are adaptable to a number of clinical settings and therapeutic applications.

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

        In 1997, the Company acquired exclusive worldwide rights to Elan Corporation, plc's ("Elan") broad base of United States and foreign patents, in vitro drug transport data and in vivo animal and human clinical data, in addition to other proprietary know-how in iontophoretic drug delivery and electro-transport fields.

        As of June 30, 2004, the Company held or had rights to utilize approximately 74 United States patents and 85 foreign patents and has (or has the rights to utilize) approximately 8 pending patent applications in the United States and 35 pending patent applications in foreign countries. The Company also owns or has licensed rights to issued and pending United States patents governing the design and manufacture of certain myoelectric prosthetic devices which it has sublicensed to a third party in connection with the sale of the Company's Motion Control division in December 1996.

Collaborative Relationships and Licenses

        The Company may enter into new collaborative relationships. The potential collaborative partners may provide proprietary drugs, technology, financial resources, research and pharmaceutical manufacturing capabilities or marketing infrastructure to aid in the development and commercialization of the Company's current and future products. Depending on the availability of financial, marketing and scientific resources and other factors, the Company may also license or cross-license its technology or products to others and retain profit sharing, royalty, manufacturing, co-marketing, co-promotion or similar rights. Any such arrangements could limit the Company's flexibility in pursuing alternatives for the development or commercialization of its products.

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

Manufacturing

        All of the Company's products are inspected, labeled and prepared for shipment at its manufacturing facility in Salt Lake City, Utah. At this facility, the Company also manufactures the patch kits using several proprietary materials, components, processes and production technologies developed by the Company in conjunction with its equipment and materials suppliers. The Company has manufactured all of the drug electrode patches it has sold, and believes its electrode manufacturing capacity can be expanded to meet its needs for the foreseeable future.

        The Company outsources the manufacture and assembly of its Phoresor dose controllers, which employ a variety of sub-assemblies and components that are designed or specified by the Company. These components and subassemblies are manufactured by third parties, and are then shipped to a contract manufacturer for final assembly. The Company's manufacturing activities for the Phoresor are limited to design, labeling, inspection and packaging. The Company manufactures its Companion 80 product in-house from components and subassemblies manufactured by third parties. The Company does not manufacture or repackage any drugs or compounds used in its delivery systems.

        The Company and certain of its suppliers are required to comply with FDA regulations governing manufacturing practices, including the Quality System Regulations, which mandate controls for product design, control and quality. The Company believes it is in compliance with current Quality System Regulations. The Company is also certified to European quality systems regulation EN13485, which is similar to ISO 9001 and includes elements specifically for medical device manufacturers. Additionally, the Company has earned the right, through continued compliance to European regulations, to place the CE mark on its products, allowing it to market them in the European community. The Company has current Good Manufacturing Practices ("GMP") audits conducted on a regular basis.

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

        The Company currently sells the majority of its products into the physical and occupational therapy, sports medicine and other healthcare markets. The Company employs a nationwide network of distributors and independent sales representatives to sell and distribute its products in those markets. This distribution network is supported by regional business managers and internal customer service representatives who are employees of the Company. In addition to the Company's domestic sales and distribution efforts for its local inflammation products in the United States, it maintains marketing and sales activities in international markets. These sales are made through independent distributors operating in those countries.

        During the fourth quarter of Fiscal 2004, the Company restructured its independent distribution network to achieve long-term growth objectives. This restructuring resulted in termination of some dealer relationships and reallocation of territories. The Company believes that the breadth of its product line, distributor pricing incentives, and reduced interference among distributors will strengthen business relationships with its long-term strategic distribution partners.

        Two distributors combined to account for approximately 32%, 25% and 22% of the Company's total product sales for the fiscal years ended June 30, 2004, 2003 and 2002. Although valued distribution channels, in the event of a loss of either distributor, the Company believes that it could continue to reach a substantial portion of its end user customers through alternative distribution channels. Less than 10% of product sales are to foreign customers.

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

        The Company may be subject to certain fees that the FDA is authorized to collect, including user fees authorized under the Public Health Security and Bioterrorism Preparedness and Response Act of 2002, which includes the reauthorization of user fees under the Prescription Drug User Fee Amendments of 2002 (PDUFA III).

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

        The Company is aware of many other competitors in the general field of drug delivery, including, among others, competitors developing injectable or implantable drug delivery systems, oral drug delivery technologies, passive transdermal systems, oral transmucosal systems and intranasal and inhalation systems. The Company is also aware of other companies that have developed or are currently developing iontophoretic and other active transdermal drug delivery systems.

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

Employees

        As of June 30, 2004, the Company had 51 full-time employees, 10 of whom hold either an advanced business or technical degree. Of the Company's full-time employees on that date, 6 were engaged in engineering and product development, 22 in manufacturing and quality control, and 23 in sales, marketing and general administration. None of the Company's employees is represented by a labor union. The Company has not experienced any employee related work stoppages and considers its relations with employees to be good.

Item 2.    PROPERTIES

        The Company's administrative, manufacturing operations, and research office space is housed in a single facility, consisting of approximately 34,000 square feet, located at 2441 South 3850 West in Salt Lake City, Utah. The facility is leased to the Company until December 31, 2012. The Company believes its facilities will be adequate and suitable for its present needs and that additional space will be available as needed.

Item 3.    LEGAL PROCEEDINGS

        IOMED, Inc. v. Jamal Yanaki, et al., Third District Court of Utah, Salt Lake County. IOMED filed the Complaint in this action on April 2, 2002. As amended on December 2, 2002 (the "Amended Complaint"), IOMED has named as defendants Jamal Yanaki, ActivaTek, LLC, Ceramatec, Inc., Ashok Joshi, James Weersing, Shunt Power Technology, LLC, and Empi, Inc. On February 27, 2003, IOMED filed an additional complaint against JRW Technology, Inc. in the Third District Court of Utah, Salt Lake County asserting claims arising out of the same factual allegations. Mr. Yanaki is a former IOMED executive officer. ActivaTek, LLC is a company formed by Mr. Yanaki and Ceramatec following his resignation from IOMED. Ceramatec is an engineering consulting firm. Mr. Joshi is the principal owner of Ceramatec. Mr. Weersing is the former chief executive officer and chairman of IOMED. Shunt Power Technology and JRW Technology are companies formed by Mr. Weersing. Empi is IOMED's principal competitor in the iontophoretic marketplace. In addition, Mr. Weersing was a managing director of MBW Venture Partners, LP, which beneficially owned more than five percent of IOMED's common stock at the time the litigation commenced.

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

        The parties have conducted limited discovery, including production of documents and depositions of various witnesses. No date has been set for trial of the matter. The parties participated in mediation administered by a third party mediator in an attempt to resolve the dispute. No resolution was reached, but settlement discussions have continued. Unless a settlement is reached, the Company intends to vigorously prosecute the claims against the defendants and vigorously defend the claims asserted against it by Yanaki and Activatek.

        Yanaki v. IOMED, Inc., et al and Moss v. IOMED, Inc., et al, U.S. District Court for the District of Utah. On April 14, 2003, Mr. Yanaki and Ms. Susan I. Moss filed separate Complaints against IOMED and certain IOMED employees and agents, alleging violation of civil rights, invasion of privacy, intentional infliction of emotional distress, trespassing, and conspiracy. These actions, which were subsequently consolidated into a single action, are related to the state court action involving Jamal Yanaki, et al. discussed above in that they arise out of the seizure of Mr. Yanaki's computer hard drives, other electronic media, and certain business files, pursuant to an order by the Third Judicial District Court for the State of Utah. The court-ordered seizure was conducted by the Salt Lake County Sheriff's Office. Mr. Yanaki and Ms. Moss were seeking, among other things, combined monetary damages of $60 million. On January 27, 2004, the court granted, with prejudice, the Company's motion to dismiss these claims. The plaintiffs have appealed and the appeal is now pending.

        Yanaki v IOMED, Inc., et al, Third District Court of Utah, Salt Lake County. Mr. Yanaki filed the Complaint against IOMED and certain IOMED employees on June 24, 2003. The complaint alleges, among other things, unlawful employment practices, discrimination and breach of contract by the Company and certain of its employees. This Complaint is related to the state court action involving

Jamal Yanaki, et al. discussed above in that the claims asserted arise from the same series of transactions and occurrences. Mr. Yanaki was seeking compensatory and punitive damages, declaratory relief, and attorneys' fees. On February 10, 2004, the Court granted the Company's motion to dismiss this claim. The plaintiff has indicated an intent to ask leave of the Court to file claims as a Counterclaim in the trade secret litigation described above.

        Management believes that the Company's complaints contain meritorious claims and intends to vigorously protect the Company's intellectual property. Additionally, management believes that there is no basis for the claims and counterclaims asserted or the penalties sought against the Company and the other defendants.

        Birch Point Medical, Inc. v IOMED, Inc., U.S. District Court for the district of Minnesota. This claim was filed on May 11, 2004. The complaint involves a patent infringement claim asserted against the Company by Birch Point Medical, Inc., a Minnesota corporation, related to the Company's recently released Companion 80 product, which is an iontophoretic drug delivery system. The patent-in-suit is U.S. Patent No. 6,653,014, which Birch Point Medical acquired by assignment. Birch Point Medical has not asserted that any of the Company's other products infringe the patent-in-suit. The Company has denied infringement, and has asserted a counterclaim for a declaratory judgment of noninfringement and/or that the patent is invalid. This case is entering the discovery phase and it is too early to predict the outcome. The Company intends to vigorously defend this lawsuit and prosecute its counterclaims.

        In addition to the legal matters above, the Company is subject to various claims and legal proceedings covering matters that arise in the ordinary course of business.

        Management does not believe that the outcomes of the legal matters discussed in this section above will have a material adverse impact on the Company. However, the legal fees and expenses in these actions will likely be material and, in the event of an unfavorable resolution, the outcome could have a material adverse impact on the Company's business, financial position, or results of operations.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

        The Company's common stock is traded on the American Stock Exchange (the "AMEX"), under the symbol "IOX". The following table sets forth, for the periods indicated, the high and low sales prices as reported by the AMEX. These prices represent quotations between dealers and do not include retail mark-up, markdown or commission, and do not necessarily represent actual transactions.

	2004		2003
	High	Low	High	Low
First Quarter	$2.94	$1.00	$1.00	$0.60
Second Quarter	$2.58	$1.86	$1.85	$0.50
Third Quarter	$3.50	$1.90	$1.52	$1.18
Fourth Quarter	$3.74	$2.40	$1.64	$1.32

Security Holders

        As of June 30, 2004, there were 132 shareholders of record of the Company's common stock.

Dividends

        The Company has not paid dividends to date and does not anticipate or contemplate paying cash dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development and growth of the Company's business.

Equity Compensation Plan Information

        The following table shows information about the securities authorized for issuance under the Company's equity compensation plans as of June 30, 2004:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,374,217	$2.60	1,455,832
Equity compensation plans not approved by security holders	—	—	—

Total	1,374,217	$2.60	1,455,832

Recent Sales of Unregistered Securities

        None.

Item 6.    SELECTED CONSOLIDATED FINANCIAL DATA

        The following selected statement of operations data for the years ended June 30, 2004, 2003 and 2002, and the balance sheet data as of June 30, 2004 and 2003 are derived from the audited consolidated financial statements included in this report and should be read in conjunction with those consolidated financial statements and the notes thereto. The selected statement of operations data for the years ended June 30, 2001 and 2000, and the balance sheet data as of June 30, 2002, 2001 and 2000 are derived from the audited consolidated financial statements of the Company, which are not included herein and are qualified by reference to such financial statements and the notes thereto. Certain reclassifications have been made to prior year balances to conform to the financial statement presentation included herein.

	Fiscal Year ended June 30,
	2004	2003	2002	2001	2000
Statement of Operations Data:
Product sales	$12,189,000	$11,935,000	$11,169,000	$11,142,000	$10,569,000
Cost of products sold	4,607,000	4,376,000	4,165,000	3,807,000	3,692,000

Gross profit	7,582,000	7,559,000	7,004,000	7,335,000	6,877,000
Operating costs and expenses:
Selling, general and administrative	5,593,000	5,711,000	5,585,000	8,042,000	5,593,000
Research and development	1,050,000	1,232,000	2,600,000	7,707,000	3,210,000
Non-recurring (income) expense	—	(76,000) (1)	1,695,000 (2)	353,000 (3)	360,000 (4)

Total costs and expenses	6,643,000	6,867,000	9,880,000	16,102,000	9,163,000

Income (loss) from operations	939,000	692,000	(2,876,000)	(8,767,000)	(2,286,000)
Interest expense	(169,000)	(213,000)	(263,000)	(78,000)	(26,000)
Interest income & other, net(5)	184,000	306,000	777,000	969,000	1,157,000

Net income (loss)	$954,000	$785,000	$(2,362,000)	$(7,876,000)	$(1,155,000)

Diluted Per Common Share Amounts:
Net income (loss)	$0.12	$0.10	$(0.36)	$(1.20)	$(0.18)

Shares used in computing diluted per share amounts (6)	7,709,000	7,497,000	6,545,000	6,541,000	6,513,000
Balance Sheet Data:
Cash and cash equivalents	$7,338,000	$5,921,000	$4,422,000	$6,436,000	$15,097,000
Restricted cash	1,062,000	1,689,000	2,279,000	2,655,000	—
Total assets	12,511,000	12,491,000	12,079,000	16,896,000	19,916,000
Long-term obligations, including current portion	1,971,000	2,569,000	3,125,000	3,700,000	521,000
Accumulated deficit	(32,157,000)	(33,111,000)	(33,896,000)	(31,534,000)	(23,658,000)
Shareholders' equity	9,443,000	8,416,000	7,631,000	9,983,000	17,713,000

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

(5)
Includes income from contract research, royalties, and license fees.

(6)
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

Overview

        The Company is a leader in the development, manufacture and sale of active drug delivery systems primarily used to treat local inflammation in the physical and occupational therapy and sports medicine markets. The Company's current product line is based on proprietary iontophoretic drug delivery technology. The majority of the Company's revenues have been generated through the sale of the Phoresor system, including the reusable dose controller and single use, disposable patch kits. The Company is pursuing opportunities to advance its position as a provider of quality, innovative medical products that improve patient healthcare. In addition, the Company is seeking collaborative opportunities to develop its non-invasive drug delivery technology to satisfy unmet medical needs. The Company has proprietary iontophoresis technology in various stages of research and product development primarily for transdermal drug delivery and for the treatment of ophthalmic disease. From its inception through fiscal 2002, the Company had generally incurred operating losses as a result of costs associated with internally funded research and development activities. During fiscal 2003 and 2004, the Company reported net income. As of June 30, 2004, the Company's accumulated deficit was approximately $32.2 million. The Company's ability to sustain profitability will depend on its ability to achieve market acceptance and successfully expand sales of its existing products and successfully complete the development of, receive regulatory approvals for, and successfully manufacture and market its current and future products, as to which there can be no assurance.

Fiscal Years Ended June 30, 2004 and 2003

        Revenues.    The Company achieved record annual product sales of $12.2 million in fiscal 2004, a 2% increase from $11.9 million in fiscal 2003. Revenues from increased unit volume were offset, in part, by dealer price incentives introduced during the fourth quarter of fiscal 2004 that were recorded as a reduction of revenues. Sales from three products introduced by the Company in the last half of fiscal 2004 contributed to the increase in unit volume demand.

        Costs of Products Sold.    Costs of products sold increased 5% to $4.6 million in fiscal 2004 from $4.4 million in fiscal 2003. Gross margins on product sales were 62% and 63% in fiscal 2004 and 2003, respectively. The decreased gross margin was due, in part, to price incentives introduced during the fourth quarter of fiscal 2004. These price incentives may lead to a decreased gross margin percent in future years.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased 2% to $5.6 million in fiscal 2004 compared to $5.7 million in 2003. This decrease relates primarily to decreased sales and marketing expenses, offset, in part, by an increase in general and administrative expenses.

        Research and Product Development Expense.    Research and development expenditures decreased 15% to $1,050,000 in fiscal 2004 from $1,232,000 in fiscal 2003. The Company's research and product development expenditures in the current period reflect its investment in product development programs for its core business. During fiscal 2005, the Company intends to focus research and product development efforts on its core business and new market opportunities for its iontophoresis technology.

        Non-recurring (income) expense.    During fiscal 2003, the Company fulfilled its obligations related to the non-recurring expense taken in fiscal 2000 for certain non-cancelable abandoned lease and other obligations related to the Company's relocation to its new facilities. As a result, in fiscal 2003 the Company reversed the remaining amount that was expensed as a non-recurring item in fiscal 2000 and realized a one-time benefit of $76,000.

        Other Income and Expenses.    Interest expense decreased to $169,000 in fiscal 2004 from $213,000 in fiscal 2003 due to a decreasing balance on long-term obligations. Interest income and other miscellaneous income was $184,000 in fiscal 2004 compared to $306,000 in fiscal 2003. Amounts in both periods reflect interest earnings on invested cash balances and income from a royalty and license agreement. The decrease is primarily due to reduced royalty income from the royalty and license agreement. Under the terms of this agreement, the royalty rate decreased during fiscal 2004 and future periods.

        Income Taxes.    During fiscal years 2004 and 2003, the Company recognized no income tax expense due to certain future tax benefits and the reversal of valuation allowance that had been previously recorded to offset deferred tax assets associated with the Company's net operating loss carryforwards. The Company has substantial net operating loss carryforwards, which, under the current "change of ownership" rules of the Internal Revenue Code of 1986, as amended, may be subject to substantial annual limitation. The Company's net deferred tax assets, primarily associated with net operating loss carryforwards, are fully offset by a valuation allowance. The Company will continue to monitor the realizability of these assets and could adjust the valuation allowance in the future.

        Net Income.    Net income of $954,000 in fiscal 2004 was a 22% increase over the $785,000 net income reported in fiscal 2003. The improvement in fiscal 2004 was principally a result of reduced operating expenses.

Fiscal Years Ended June 30, 2003 and 2002

        Revenues.    The Company reported product sales of $11.9 million in fiscal 2003, a 7% increase from $11.2 million in fiscal 2002. The increase in product sales was a result of increased demand from the Company's largest customers and a return of the Company's sales orders to normal levels following a shortage of an anti-inflammatory drug often used with its products, which negatively impacted sales during the first quarter of fiscal 2002.

        Costs of Products Sold.    Costs of products sold increased 5% to $4.4 million in fiscal 2003 from $4.2 million in fiscal 2002. Gross margins on product sales were 63% in both fiscal 2003 and 2002.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased 2% to $5.7 million in fiscal 2003 compared to $5.6 million in 2002. This increase related primarily to increased sales and marketing expenses and an increase in legal costs related to litigation the Company is pursuing against certain parties. These costs were offset, in part, by reductions in other general and administrative expenses.

        Research and Product Development Expense.    Research and development expenditures decreased $1.4 million, or 53%, to $1.2 million in fiscal 2003 from $2.6 million in fiscal 2002. The Company's research and product development expenditures in fiscal 2003 reflected its investment in product development programs for its core business. The decrease in fiscal 2003 was a result of cost reduction measures, including the suspension or curtailment of certain product development programs.

        Non-recurring (income) expense.    During fiscal 2003, the Company fulfilled its obligations related to the non-recurring expense taken in fiscal 2000 for certain non-cancelable abandoned lease and other obligations related to the Company's relocation to its new facilities. As a result, during fiscal 2003 the Company reversed the remaining $76,000 that was expensed as a non-recurring item in fiscal 2000.

        During 2002, following the suspension of certain research and development activities, a change in strategic focus, and the implementation of a new patent management strategy, the Company reviewed its intangible assets for impairment. Based on the review, the Company recorded a non-cash expense of $1,190,000 for the period ended June 30, 2002. The expense represented the write-off of unamortized acquisition costs of certain patents and other intellectual property rights.

        The Company recorded a restructuring expense of $505,000 in fiscal 2002 for certain involuntary employee termination benefits related to the suspension or curtailment of certain product development programs. As of June 30, 2003, all termination benefits had been paid.

        Other Income and Expenses.    Interest expense decreased to $213,000 in fiscal 2003 from $263,000 in fiscal 2002 due to a decreasing balance on long-term obligations. Interest income and other miscellaneous income was $306,000 in fiscal 2003 compared to $777,000 in fiscal 2002. Amounts in both periods reflect interest earnings on invested cash balances and income from contract research, royalties and license fees. The decrease was primarily due to the recognition during fiscal 2002 of a $350,000 one-time payment for work performed under a collaborative research agreement with Santen Pharmaceuticals Co., Ltd. The Company and Santen have concluded work under their collaborative development agreement.

        Income Taxes.    No income tax expense or benefit was recognized for fiscal 2003 or 2002.

        Net Income (loss).    The Company had net income of $785,000 in fiscal 2003 compared to a net loss of $2,362,000 in fiscal 2002. The improvement in fiscal 2003 was a result of increased product sales and significant cost control measures, including the suspension or curtailment of certain development programs, taken by the Company. The net loss in fiscal 2002 includes non-recurring expenses of $1,695,000.

Liquidity and Capital Resources

        During fiscal 2004, 2003, and 2002, the Company's operations, including costs associated with its research and development programs, were funded largely by cash flow from its commercial operating business. In fiscal 2002, cash reserves from its initial public offering in April 1998 were also used to fund costs associated with research and development programs.

        As of June 30, 2004, the Company had cash and cash equivalents totaling approximately $7.3 million. Additionally, the Company had approximately $1.1 million of long-term restricted cash, invested in mutual funds and used to secure long-term financing. Cash in excess of immediate requirements is invested in a manner which is intended to maximize liquidity and return while minimizing investment risk, and, whenever possible, the Company seeks to minimize the potential effects of concentration of credit risk.

        The Company generated $1.4 million and $1.7 million in cash from operating activities in fiscal 2004 and 2003, respectively, compared to consumption of $1.7 million from operating activities during fiscal 2002. The positive operating cash flow in fiscal 2004 and 2003 was a result of increased product sales and reduced operating costs as compared to fiscal 2002. In fiscal 2004, cash generated from operations was offset, in part, from the payment of certain accrued and other liabilities.

        As of June 30, 2004, the Company had approximately $2.0 million, including the current portion, outstanding under financing agreements. The Company does not anticipate a significant investment in capital equipment during the next 12 months. The Company's equipment and furniture expenditures were $95,000, $200,000, and $110,000 in fiscal 2004, 2003, and 2002, respectively.

        Other sources and uses of cash during the periods included the following: During fiscal 2004, the Company used $598,000 for payments on long-term obligations; received $73,000 in proceeds from exercise of stock options; and its restricted cash requirements decreased $627,000. The reduction in cash restrictions resulted from payments made on long-term obligations and more favorable terms negotiated with the lender. During fiscal 2003, the Company used $556,000 for payments on long-term obligations and its restricted cash requirements decreased $590,000. During fiscal 2002, the Company used $575,000 for payments on long-term obligations and its restricted cash requirements decreased $376,000.

        During fiscal 2005, costs associated with its commercial business, including research and development activities, will be funded internally from the Company's established commercial business; term loan and capital lease financing agreements; and from existing cash balances. The Company anticipates that at its current operating levels, existing cash balances and cash generated from operations will be sufficient to fund its operating needs through fiscal 2006 and beyond. However, the Company may be required to or elect to raise additional capital before that time. The Company's actual capital requirements will depend on numerous factors, many of which are outside the Company's control.

Disclosure About Contractual Obligations

        The following table represents the Company's contractual obligations as of June 30, 2004:

	Payments Due by Period
Contractual Obligation	Total	Less Than 1 year	1 - 3 years	3 - 5 years	Greater than 5 years
Term loan obligations	$1,864,000	$486,000	$973,000	$405,000	$—
Capital Lease obligations	360,000	237,000	123,000	—	—
Operating Leases(1)	663,000	344,000	312,000	7,000	—

Total Contractual Obligations	$2,887,000	$1,067,000	$1,408,000	$412,000	$—

(1)
Operating leases in the above schedule primarily reflect the lease agreement for the Company's administrative, manufacturing operations, and research office facility. Subsequent to June 30, 2004, the Company amended this lease agreement to modify existing lease rates and extend the term to December 31, 2012, which increased the total future operating lease obligation by approximately $1.7 million.

Critical Accounting Policies

        The Securities Exchange Commission's Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The following list is not intended to be a comprehensive list of all of our accounting policies. Our significant accounting policies are more fully described in Note 1 of our consolidated financial statements. In many cases, the accounting treatment of a particular transaction is dictated by U.S. generally accepted accounting principles, with no need for management's judgment or estimation in its application. There are also areas in which management's judgment in selecting an available alternative would not produce a materially different result. The following is a brief discussion of the more significant accounting policies and methods we employ:

        General—The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Revenue Recognition—Revenues on product sales are recognized when there is persuasive evidence that an arms length transfer has occurred, generally upon shipment, when title has passed, and the price is fixed or determinable. The Company provides its customers certain purchase incentives, including performance rebates and volume pricing discounts, based on the achievement of specified purchase levels. The Company recognizes such incentives as contra-revenue. The Company accrues for performance rebates based upon estimated customer purchase levels and records volume pricing discounts when products are purchased.

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

        Historical Operating Losses; Uncertainty of Future Profitability.    With limited exception, prior to fiscal 2003, the Company has sustained losses in each fiscal year. The Company had an accumulated deficit of $32.2 million as of June 30, 2004. The Company's ability to sustain profitability will depend on its ability to successfully expand market acceptance and sales of its existing products, and successfully complete the development of, receive regulatory approvals for, and successfully manufacture and market, its new products. The success of the Company's current and future products may also depend on the timing of new product introductions by the Company relative to its competitors and other factors.

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

        Uncertainties Related to Collaborative Partners.    The Company has previously entered into arrangements with corporate partners, licensors, licensees and other parties for the development, clinical testing, manufacture, marketing or commercialization of certain of its products or products in development. The process of establishing collaborative partners is difficult, time-consuming, and involves significant uncertainty. Discussions with potential collaborators may not lead to the establishment of new collaborative relationships on favorable terms, if at all. If successful in establishing a collaborative agreement, such agreement may never result in the successful development of products or the generation of significant revenue. Until the Company elects to and enters into additional collaborative agreements, it will be required to internally fund all of its research and development expenditures. Any such agreements could limit the Company's flexibility in pursuing alternatives for the development or commercialization of its products. To the extent the Company chooses not, or is not able, to establish such collaborations, it could experience significantly increased business risk and capital requirements in the development, clinical testing, manufacturing, marketing and commercialization of new products. The Company could also encounter significant delays in introducing products into markets or find that the development, manufacture or sale of proposed products in such markets is adversely affected by the absence of those collaborative arrangements.

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

        Dependence on Patents and Proprietary Technology.    The Company's ability to commercialize and continue to commercialize its products and products under development will depend, in part, on its or its licensors' ability, both in the United States and in other countries, to obtain patents, enforce those patents, preserve trade secrets and operate without infringing on the proprietary rights of third parties.

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

        Although the Company believes that at its current operating levels, existing cash balances and cash generated from operations will be sufficient to fund its operating needs through fiscal 2006 and beyond, it may be required or elect to raise additional capital before that time. To satisfy its capital requirements, the Company may seek to raise funds through public or private financings, collaborative relationships or other arrangements. Any additional equity financing may be dilutive to shareholders and debt financing may involve significant restrictive covenants. Collaborative arrangements to raise additional funds may require the Company to relinquish its rights to certain of its technologies, products or marketing territories. There can be no assurance that any such financing, if required, will be available on terms satisfactory to the Company, if at all. Failure to raise capital when needed could have a material adverse effect on the Company's business, financial condition and results of operations.

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

        If the FDA calls for PMAs for preamendment class III iontophoretic devices, the Company would be required to have a PMA accepted for filing by the FDA within 90 days after the date of the final regulation calling for PMAs. There can be no assurance that the Company would be able to complete and file a PMA within the prescribed time period, or that the FDA would approve it. The Company's failure to submit a PMA within the required timeframe could result in the Company being required to cease commercial distribution of the Phoresor system for use with any drug other than Iontocaine. Any interference with the Company's ability to distribute its Phoresor system for use with dexamethasone would have a material adverse effect on the Company's financial condition and results of operations.

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

        The Company believes its facilities operate in accordance with the Quality System Regulations currently prescribed by the FDA and other quality systems regulations, including EN13485, which is similar to ISO 9001 and includes elements specifically for medical device manufacturers, and CE Mark standards. In addition, the Company has GMP audits conducted by a qualified, independent organization on a regular basis. There can be no assurance the Company will be able to maintain such compliance, particularly if the scale of the Company's manufacturing operations changes.

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

        Risk of Product Liability, Product Recalls and Warranty Claims; Availability of Insurance.    The testing, marketing and sale of drug delivery and related pharmaceutical products for use in humans involves unavoidable risks. The use of the Company's products in clinical trials and the sale of its products upon approval may expose the Company to potential product liability resulting from the use of such products. In addition, the existence of a product liability claim, a product recall or excessive warranty claims (in any such case, whether arising from defects in design or manufacture or otherwise) could have an adverse effect on the Company's product sales or require a change in the indications for which it may be used.

        Product liability insurance in the Company's industry is expensive and difficult to obtain. Although the Company currently has product liability insurance, there can be no assurance the existing coverage is adequate. The Company will seek to maintain and appropriately increase its insurance coverage as its product sales increase and the clinical development of its new product applications progress. There can be no assurance that the Company will be able to maintain its current levels of insurance on acceptable terms, will be able to secure increased coverage as the commercialization of its products proceeds or that any particular level of insurance will provide adequate protection against potential liabilities.

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

        Environmental Matters.    The Company's research and development activities involve the controlled use of hazardous materials, chemicals and various radioactive compounds. These materials, and their use, disposal and handling, are extensively regulated by federal, state and local government authorities. Although the Company believes its safety procedures for handling and disposing of such materials comply in all material respects with the standards prescribed by state and federal regulations, the risk of accidental environmental contamination or personal injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages and any such liability could exceed the resources of the Company. There can be no assurance the Company will not be required to incur significant costs to comply with environmental and health and safety laws and regulations in the future, particularly if the Company develops additional manufacturing or research facilities and capacity.

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

Consolidated Financial Statements

IOMED, Inc.

June 30, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
IOMED, Inc.

        We have audited the accompanying consolidated balance sheets of IOMED, Inc. as of June 30, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IOMED, Inc. at June 30, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2004, in conformity with U.S. generally accepted accounting principles.

/S/: ERNST & YOUNG LLP
Salt Lake City, Utah August 6, 2004

IOMED, Inc.

CONSOLIDATED BALANCE SHEETS

	June 30,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$7,338,000	$5,921,000
Accounts receivable, less allowance for doubtful accounts of $62,000 in 2004 and 2003	1,347,000	1,300,000
Inventories	1,095,000	1,027,000
Prepaid expenses	93,000	119,000

Total current assets	9,873,000	8,367,000
Equipment and furniture, net	1,505,000	2,340,000
Restricted cash	1,062,000	1,689,000
Other assets	71,000	95,000

Total assets	$12,511,000	$12,491,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$448,000	$504,000
Accrued liabilities	649,000	1,002,000
Current portion of long-term obligations	603,000	598,000

Total current liabilities	1,700,000	2,104,000
Long-term obligations	1,368,000	1,971,000
Commitments and contingencies
Shareholders' equity:
Common shares, no par value; 100,000,000 shares authorized; 6,585,213 and 6,544,670 shares issued and outstanding in 2004 and 2003, respectively	34,719,000	34,646,000
Convertible preferred shares, no par value; 10,000,000 shares authorized; 893,801 shares issued and outstanding in 2004 and 2003	6,881,000	6,881,000
Accumulated deficit	(32,157,000)	(33,111,000)

Total shareholders' equity	9,443,000	8,416,000

Total liabilities and shareholders' equity	$12,511,000	$12,491,000

See accompanying notes.

IOMED, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended June 30,
	2004	2003	2002
Product sales	$12,189,000	$11,935,000	$11,169,000
Cost of products sold	4,607,000	4,376,000	4,165,000

Gross profit	7,582,000	7,559,000	7,004,000
Operating costs and expenses:
Selling, general and administrative	5,593,000	5,711,000	5,585,000
Research and product development	1,050,000	1,232,000	2,600,000
Non-recurring (income) expense	—	(76,000)	1,695,000

Total costs and expenses	6,643,000	6,867,000	9,880,000

Income (loss) from operations	939,000	692,000	(2,876,000)
Interest expense	(169,000)	(213,000)	(263,000)
Interest income and other, net	184,000	306,000	777,000

Income (loss) before income tax expense (benefit)	954,000	785,000	(2,362,000)
Income tax expense (benefit), net	—	—	—

Net income (loss)	$954,000	$785,000	$(2,362,000)

Basic net income (loss) per common share	$0.15	$0.12	$(0.36)
Diluted net income (loss) per common share	$0.12	$0.10	$(0.36)

See accompanying notes.

IOMED, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Shares
			Convertible Preferred Shares	Accumulated Deficit
	Shares	Amount			Total
Balance at June 30, 2001	6,544,670	$34,636,000	$6,881,000	$(31,534,000)	$9,983,000
Compensation related to non-employee stock option grants	—	10,000	—	—	10,000
Net loss	—	—	—	(2,362,000)	(2,362,000)

Balance at June 30, 2002	6,544,670	34,646,000	6,881,000	(33,896,000)	7,631,000
Net income	—	—	—	785,000	785,000

Balance at June 30, 2003	6,544,670	34,646,000	6,881,000	(33,111,000)	8,416,000
Stock options exercised	40,543	73,000	—	—	73,000
Net income	—	—	—	954,000	954,000

Balance at June 30, 2004	6,585,213	$34,719,000	$6,881,000	$(32,157,000)	$9,443,000

See accompanying notes.

IOMED, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended June 30,
	2004	2003	2002
Cash flows from operating activities
Net income (loss)	$954,000	$785,000	$(2,362,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	954,000	955,000	1,165,000
Impairment of long-lived assets and other non-cash charges	—	(76,000)	1,200,000
Changes in operating assets and liabilities:
Accounts receivable	(47,000)	(107,000)	90,000
Inventories	(68,000)	(146,000)	128,000
Prepaid expenses	26,000	(5,000)	(36,000)
Trade accounts payable	(56,000)	195,000	(607,000)
Accrued expenses and other liabilities	(353,000)	64,000	(1,283,000)

Net cash provided by (used in) operating activities	1,410,000	1,665,000	(1,705,000)
Cash flows from investing activities
Purchases of equipment and furniture	(95,000)	(200,000)	(110,000)
Cash flows from financing activities
Proceeds from issuance of common shares	73,000	—	—
Change in restricted cash	627,000	590,000	376,000
Payments on long-term obligations	(598,000)	(556,000)	(575,000)

Net cash provided by (used in) financing activities	102,000	34,000	(199,000)

Net increase (decrease) in cash and cash equivalents	1,417,000	1,499,000	(2,014,000)
Cash and cash equivalents at beginning of year	5,921,000	4,422,000	6,436,000

Cash and cash equivalents at end of year	$7,338,000	$5,921,000	$4,422,000

Supplemental disclosures of cash flow information
Cash paid for interest	$169,000	$213,000	$263,000
Cash paid for income taxes	$—	$—	$—

See accompanying notes.

IOMED, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Description of Business and Summary of Significant Accounting Policies

Description of Business

        IOMED, Inc., a Utah corporation (the "Company"), is a leader in the development, manufacture and sale of active drug delivery systems used primarily to treat acute local inflammation in the physical and occupational therapy and sports medicine markets. The Company is pursuing opportunities to advance its position as a provider of quality, innovative medical products that improve patient healthcare. In addition, the Company is seeking collaborative opportunities to develop its non-invasive drug delivery technology to satisfy unmet medical needs. The Company has proprietary technology in various stages of research and product development primarily for transdermal drug delivery and for the treatment of ophthalmic disease.

Principles of Consolidation

        The consolidated financial statements for fiscal 2002 include the accounts of the Company and its wholly owned subsidiary, Dermion, Inc., which was unincorporated in fiscal 2002. All significant intercompany transactions and accounts have been eliminated in the fiscal year 2002 financial statements.

Estimates

        Preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents

        The Company considers all highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents, including $328,000 restricted to secure the current portion of certain long-term obligations (see note 4).

Concentrations of Credit Risk

        The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents and trade accounts receivable. Cash and cash equivalents are held in federally insured financial institutions or invested in high-grade short-term commercial paper issued by major United States corporations. The Company sells its products primarily to, and has trade accounts receivable with, independent durable medical equipment dealers in the United States and abroad. Less than 10% of product sales are to foreign customers. As a general policy, collateral is not required for accounts receivable. The Company maintains an allowance for losses based upon expected collections of accounts receivable. Additionally, customers' financial condition and credit worthiness are regularly evaluated and historical losses have not been material. Combined sales to the Company's two largest customers accounted for approximately 32%, 25% and 22% of the Company's total product sales for the years ended June 30, 2004, 2003 and 2002. At June 30, 2004, 2003 and 2002, amounts due from such customers accounted for approximately 47%, 29% and 34% of trade receivables, all of which was current. The Company considers credit risk from concentrations of trade accounts receivable to be low.

Reclassifications

        Certain reclassifications have been made to prior year balances to conform to the financial statement presentation included herein.

Revenue Recognition

        Revenues on product sales are recognized when there is persuasive evidence that an arms length transfer has occurred, generally upon shipment, when title has passed, the price is fixed or determinable, and collectibility is reasonably assured. The Company provides its customers certain purchase incentives, including performance rebates and volume pricing discounts, based on the achievement of specified purchase levels. The Company recognizes such incentives as contra-revenue. The Company accrues for performance rebates based upon estimated customer purchase levels and records volume pricing discounts when products are purchased.

Research and Product Development and Patent Costs

        The Company expenses costs associated with its research and development efforts, including collaborative relationship efforts, as incurred. Research and development expenses include salaries and benefits, facility costs, overhead allocations, clinical trials, consulting, contract services, and costs related to development of commercial scale manufacturing capabilities. The Company also incurs certain costs in the preparation, application, filing, maintenance and defense of patents and trademarks. Where such costs primarily relate to patents and trademarks covering technologies or products which are under development or in the early stages of commercialization, the Company expenses such costs as incurred.

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

	June 30,
	2004	2003
Raw materials	$660,000	$596,000
Work-in-progress	54,000	40,000
Finished goods	381,000	391,000

	$1,095,000	$1,027,000

Equipment and Furniture

        Equipment and furniture are stated at cost. Depreciation and amortization is computed using the straight-line method over estimated useful lives of three to five years. Leasehold improvements are amortized over the term of the lease or the useful life of the improvements, whichever is shorter. Equipment and furniture consist of the following:

	June 30,
	2004	2003
Manufacturing equipment	$1,777,000	$1,744,000
Office and research and development equipment	2,145,000	2,125,000
Leasehold improvements	2,736,000	2,736,000

	6,658,000	6,605,000
Less accumulated depreciation and amortization	(5,153,000)	(4,265,000)

	$1,505,000	$2,340,000

Long Lived Assets

        The carrying amounts of long-lived assets, and the related amortization periods, are reviewed for impairment whenever events occur or changes in circumstances indicate that the carrying amount of an asset may not be recoverable within the estimated useful life. When the Company determines the existence of impairment indicators, the impairment loss is measured based on the excess of carrying value over the estimated fair value of the impaired assets (see Note 6). The carrying value of the underlying asset is reduced, with the reduction charged to expense, so that the carrying amount is equal to the estimated fair value.

Intangible Assets

        In June 2002, the Company recorded a non-recurring, non-cash charge of $1,190,000 for the impairment of certain long-lived intangible assets (see Note 6), which represented the unamortized acquisition costs of these intangible assets.

Stock Options

        The Company has elected to follow Accounting Principles Board Opinion No. 25-Accounting for Stock Issued to Employees (APB 25) and related Interpretations in accounting for its employee stock options rather than adopting the alternative fair value accounting provided for under Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure. Because the exercise price of the Company's employee stock options equals the market price of the underlying shares on the date of grant, under APB 25, the Company does not recognize any compensation expense. The following table illustrates the effect on net income (loss) and net income (loss) per common share had compensation cost for the Company's employee stock options been determined consistent with the methodology prescribed under SFAS 123:

	June 30,
	2004	2003	2002
Net income (loss)—as reported	$954,000	$785,000	$(2,362,000)
Less: Total stock compensation expense determined under fair value method	(273,000)	(128,000)	(119,000)

Net income (loss)—pro forma	$681,000	$657,000	$(2,481,000)

Net income (loss) per common share:
Basic—as reported	$0.15	$0.12	$(0.36)
Diluted—as reported	$0.12	$0.10	$(0.36)
Basic—pro forma	$0.10	$0.10	$(0.38)
Diluted—pro forma	$0.09	$0.09	$(0.38)

        Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2004, 2003 and 2002, respectively: risk-free interest rates of 3.3%, 3.8% and 3.8%; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of 0.80, 0.74 and 0.73; and a weighted-average expected life of the option of 6 years.

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

Net Income (loss) Per Common Share

        The Company's net income (loss) per common share has been calculated in accordance with SFAS No. 128-Earnings Per Share and, accordingly, includes a computation of both basic and diluted net income (loss) per common share. Net income (loss) as presented in the statements of operations represents the numerator used in computing net income (loss) per common share and the following table sets forth the computation of the weighted average shares used in determining basic and diluted net income (loss) per common share:

	2004	2003	2002
	(in thousands)
Denominator for basic net income (loss) per common share—weighted average shares	6,559	6,545	6,545
Dilutive securities: preferred stock, warrants and stock options	1,150	952	—

Denominator for diluted net income (loss) per common share—adjusted weighted average shares and assumed conversions	7,709	7,497	6,545

        In all periods presented, certain securities were not included in the computation of diluted income (loss) per share due to their antidilutive effect. At June 30, 2004, options to purchase approximately 422,000 common shares at a weighted average exercise price of $4.55 were not included. At June 30, 2003, options to purchase approximately 1,291,000 common shares and warrants to purchase approximately 45,000 common shares were not included. At June 30, 2002, options to purchase approximately 1,477,000 common shares, warrants to purchase approximately 234,000 common shares, and 893,801 Series D Convertible Preferred Shares were not included.

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

2.     Restricted Cash

        The Company maintains an interest bearing money market account with a lending bank, $1,062,000 of which is being held as a compensating balance under a long-term obligation (see notes 1 and 4) and is restricted as to withdrawal. The restricted cash balance requirement decreases over the life of the obligation as payments are made.

3.     Accrued Liabilities

        Accrued liabilities consist of the following:

	June 30,
	2004	2003
Payroll and related benefits	$269,000	$484,000
Professional fees	167,000	306,000
Royalties	74,000	72,000
Other	139,000	140,000

	$649,000	$1,002,000

4.     Commitments

Royalty Agreements

        The Company is the licensee under royalty agreements, which provide for the payment of royalties to the licensor based upon net sales of the products under royalty. Royalty expense in each of the three years in the period ended June 30, 2004 was not material.

Operating Leases

        The Company leases space and certain equipment under non-cancelable operating lease agreements that expire at various dates through 2008. Rental expense for such leases was $347,000, $382,000 and $426,000 for the years ended June 30, 2004, 2003 and 2002, respectively. It is generally expected that, in the normal course of business, operating leases that expire will be renewed or replaced by other leases with similar terms. Future minimum lease payments under non-cancelable operating leases at June 30, 2004, were $663,000. These obligations mature as follows: fiscal 2005—$344,000; fiscal 2006—$296,000; fiscal 2007—$16,000; and fiscal 2008—$7,000.

Long-Term Obligations

        The Company has acquired certain equipment and furniture under capital lease agreements. The capitalized cost of such equipment was $1,339,000 at June 30, 2004 and 2003 and accumulated amortization was $1,009,000 and $805,000, respectively. Under these capital lease agreements, the Company is required to meet certain financial covenants, all of which have been met at June 30, 2004.

        During fiscal 2001, the Company refinanced $2,700,000 of capital lease obligations into a term loan, collateralized by the underlying assets and restricted cash, with a fixed rate of 6.82%, payable in 84 monthly installments of $40,519 maturing April 2008. At June 30, 2004, the outstanding balance was $1,636,000. Payments of approximately $486,000 are due within one year, of which $387,000 is principal reduction.

        The carrying values of the long-term obligations approximate fair values as the interest rates on these long-term obligations approximate market rates of interest. Future minimum payments under long-term obligations consisted of the following at June 30, 2004:

Year ending June 30:
2005	$723,000
2006	610,000
2007	486,000
2008	405,000
Thereafter	—

Total minimum payments	2,224,000
Amounts representing interest	(253,000)

Present value of net minimum payments	1,971,000
Less current portion of long-term obligations	(603,000)

Long-term obligations	$1,368,000

5.     Shareholders' Equity

Stock Options

        The Company has adopted and approved two incentive stock compensation plans. The Company's 1988 Stock Option Plan was approved by the shareholders in November 1988 and the Company's 1997

Share Incentive Plan was approved by the shareholders in November 1997. The 1988 Stock Option Plan expired in August 1998 and no further grants were made under the Plan following the adoption of the 1997 Share Incentive Plan. In general, options granted vest over zero to five years. A summary of the activity under the Plans during each of the three years ended June 30, 2004, is as follows:

		Outstanding Stock Options
	Shares Available for Grant	Number of Shares	Price Per Share	Weighted- Average Exercise Price
Balance at June 30, 2001	1,609,127	1,411,463	$2.16-$9.00	$3.74
Options granted	(684,500)	684,500	$1.49-$3.24	$2.22
Options exercised	—	—	—	$—
Options canceled	591,966	(618,580)	$1.89-$8.88	$3.57

Balance at June 30, 2002	1,516,593	1,477,383	$1.49-$9.00	$3.11
Options granted	(301,000)	301,000	$0.70-$1.17	$0.94
Options exercised	—	—	—	$—
Options canceled	156,686	(246,251)	$1.89-$8.88	$3.31

Balance at June 30, 2003	1,372,279	1,532,132	$0.70-$9.00	$2.65
Options granted	(75,000)	75,000	$2.20-$3.00	$2.36
Options exercised	—	(40,543)	$0.90-$2.44	$1.80
Options canceled	158,553	(192,372)	$0.90-$9.00	$3.09

Balance at June 30, 2004	1,455,832	1,374,217	$0.70-$9.00	$2.60

        The weighted average fair value of options granted in the years ended June 30, 2004, 2003 and 2002, was $1.45, $0.63 and $1.49, respectively. Additional information regarding the options outstanding at June 30, 2004 follows:

Options Outstanding
				Options Exercisable
		Weighted Average Remaining Contractual Life
Range of Exercise Prices	Number Outstanding		Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.70-$1.89	688,323	7.65	$1.53	472,177	$1.58
$2.20-$3.24	419,159	5.83	$2.45	381,301	$2.38
$3.75-$4.80	120,021	3.42	$4.23	114,013	$4.21
$6.50-$9.00	146,714	4.49	$6.67	153,497	$6.67

$0.70-$9.00	1,374,217	6.39	$2.60	1,120,988	$2.82

        In accordance with EITF 96-18, the Company accounts for stock options issued to non-employees at fair value. The value of such stock options is amortized to expense over the vesting period. The Company has issued stock options to certain non-employees and recognized related compensation expense of $10,000 during the fiscal year ended June 30, 2002. No compensation expense related to such stock options was recognized in the fiscal years ended June 30, 2004 and 2003.

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

6.     Non-recurring (Income) Expense

        Non-recurring (income) expense consists of the following:

	June 30,
	2004	2003	2002
Reversal of lease abandonment accrual	$—	$(76,000)	$—
Non-cash charge for the impairment of long-lived assets	—	—	1,190,000
Restructuring charge	—	—	505,000

	$—	$(76,000)	$1,695,000

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

Non-cash Charge For the Impairment of Long-Lived Assets

        In accordance with U.S. generally accepted accounting principles, certain patents and other intellectual property rights acquired from third parties were capitalized and were being amortized over the estimated useful lives. Consistent with the requirements of SFAS 144 and its predecessor, SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company reviews long-lived assets for impairment whenever events occur or changes in circumstances indicate that the carrying value of an asset may not be recoverable within its estimated useful life. Following the suspension or curtailment of certain research and development activities, a change in strategic focus, and the implementation of a new patent management strategy, the Company performed a review of its intangible assets for impairment. Based on the review, the Company recorded a non-recurring, non-cash expense of $1,190,000 for the estimated impairment in the carrying value of certain long-lived assets in the period ended June 30, 2002. The impairment charge represents the write-off of unamortized acquisition costs of certain patents and other intellectual property rights.

Restructuring Charge

        The Company accrued for and recorded a restructuring charge of $505,000 in fiscal 2002 for certain involuntary employee termination benefits related to the suspension of certain product development programs. During fiscal 2002, 13 employees were terminated and received involuntary termination benefits. As of June 30, 2003, all of the termination benefits had been paid.

7.     Employee Benefit Plan

        The Company has established a 401(k) savings plan for its full-time employees and makes a matching contribution based on a percentage of the contributions of participating employees. The Company contributed approximately $79,000, $64,000 and $77,000 for the years ended June 30, 2004, 2003 and 2002, respectively.

8.     Income Taxes

        Deferred taxes result from differences in the carrying value of various assets and liabilities between income tax reporting and financial reporting purposes. These differences arise from differing depreciation methods, and other reserves that are deductible in different periods for tax and financial reporting purposes.

        The approximate tax effect of temporary differences, net operating loss carryforwards and tax credit carryforwards as of June 30, 2004 and 2003, is as follows:

	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$7,110,000	$7,260,000
Book in excess of tax depreciation	649,000	471,000
Book in excess of tax amortization	2,891,000	3,264,000
Tax credit carryforwards	874,000	888,000
Allowances and accruals	290,000	342,000

Total deferred tax assets	11,814,000	12,225,000
Valuation allowance	(11,814,000)	(12,225,000)

Net deferred tax assets	$—	$—

        There were no significant deferred tax liabilities in 2004 or 2003. The valuation allowance decreased by $411,000 during the fiscal year.

        There were no net deferred income tax provisions in any of the years presented. The Company recorded no current federal or state income tax provision for fiscal 2004, 2003 and 2002.

        The reconciliation of income taxes at the statutory United States federal income tax rate and the Company's effective income tax expense is as follows:

	2004	2003	2002
Tax at U.S. statutory rates	34.0%	34.0%	(34.0)%
State tax, net of federal tax benefit	3.3	3.3	(3.3)
Tax credits	(2.0)	3.9	(0.7)
Non-deductible interest and other expenses	1.4	1.7	0.8
Effect of deferred tax valuation adjustments	(36.7)	(42.9)	37.2

Effective income tax rate (percentage)	—%	—%	—%

        As of June 30, 2004, the Company had approximately $19,484,000 and $14,716,000 in federal and state net operating loss carryforwards, respectively, and $874,000 in federal tax credit carryforwards, that expire from 2004 through 2023. Utilization of the Company's net operating loss and tax credit carryforwards is limited to the future taxable income of the Company. Under the "change of ownership" provisions of the Internal Revenue Code, utilization of these net operating loss and credit carryforwards may be subject to an annual limitation.

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

10.   Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Fiscal 2004
Product sales	$2,922,000	$3,010,000	$3,094,000	$3,163,000	$12,189,000
Gross profit	1,818,000	1,894,000	1,923,000	1,947,000	7,582,000
Income from operations	112,000	193,000	290,000	349,000	944,000
Net income	117,000	213,000	280,000	344,000	954,000
Basic net income per share	$0.02	$0.03	$0.04	$0.05	$0.15
Diluted net income per share	$0.02	$0.03	$0.04	$0.04	$0.12
Fiscal 2003
Product sales	$2,942,000	$2,946,000	$2,927,000	$3,120,000	$11,935,000
Gross profit	1,873,000	1,855,000	1,846,000	1,985,000	7,559,000
Income from operations	189,000	154,000	105,000	244,000	692,000
Net income	206,000	179,000	118,000	282,000	785,000
Basic net income per share	$0.03	$0.03	$0.02	$0.04	$0.12
Diluted net income per share	$0.03	$0.02	$0.02	$0.04	$0.10

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

        In addition, two separate federal court complaints were filed against the Company and certain Company employees and agents, alleging violation of the plaintiffs' federal civil rights, invasion of privacy, intentional infliction of emotional distress, trespassing, and conspiracy. These complaints are related to one of the state court actions filed by the Company in that they arise out of the court-ordered seizure of computer hard drives, other electronic media, and certain business files of certain of the defendants in one of the state court actions. Such seizure was conducted by the Salt Lake County Sheriff's Office. The two federal court complaints sought, among other things, combined monetary damages of $60 million. The United States District Court granted, with prejudice, the Company's motion to dismiss the two federal civil rights complaints filed against the Company. The plaintiffs have appealed these rulings.

        A plaintiff in one of the federal civil rights complaints also filed a Utah state court complaint against the Company and certain Company employees alleging discrimination, among other things. This complaint is related to one of the state court actions filed by the Company in that the claims asserted arise from the same series of transactions and occurrences. The Utah State Court has granted the Company's motion to dismiss the plaintiff's discrimination claim, and the plaintiff has appealed this ruling.

        Management believes that the Company's complaints contain meritorious claims and intends to vigorously protect the Company's intellectual property. Additionally, management believes that there is no basis for the claims and counterclaims asserted or the penalties sought against the Company and the other defendants in the above state or federal court actions.

        Additionally, a patent infringement claim has been asserted against the Company regarding its Companion 80 product. This case is entering the discovery phase and it is too early to predict the outcome.

        In addition to the legal matters above, the Company is subject to various claims and legal proceedings covering matters that arise in the ordinary course of business.

        Management does not believe that the outcomes of these legal matters will have a material adverse impact on the Company. However, legal fees and expenses will likely be material and, in the event of an unfavorable resolution, the outcome could have a material adverse impact on the Company's business, financial position, or results of operations.

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

        Information required by this item is included under "Election of Directors," "The Board of Directors and Committees," "Code of Business Conduct and Ethics," and "Executive Officers" in the Company's Proxy Statement to be filed in connection with its Annual Meeting of Shareholders, to be held on November 12, 2004, and is incorporated herein by reference.

Item 11.    EXECUTIVE COMPENSATION

        The information required by this item is included under "Compensation of Directors and Executive Officers" in the Company's Proxy Statement to be filed in connection with its Annual Meeting of Shareholders, to be held on November 12, 2004, and is incorporated herein by reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item is included under "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement to be filed in connection with its Annual Meeting of Shareholders, to be held on November 12, 2004, and is incorporated herein by reference.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is included under "Certain Relationships and Related Transactions" in the Company's Proxy Statement to be filed in connection with its Annual Meeting of Shareholders, to be held on November 12, 2004, and is incorporated herein by reference.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is included under "Fees paid to Independent Accountants" in the Company's Proxy Statement to be filed in connection with its Annual Meeting of Shareholders, to be held on November 12, 2004, and is incorporated herein by reference.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   Financial Statements and Schedules

        The consolidated financial statements of the Company are included elsewhere in this Report.

        No schedules are required in connection with the filing of this Report as amounts are either immaterial or are otherwise disclosed in the financial statements.

Exhibits

Number	Description
3.1**	Amended and Restated Articles of Incorporation of the Company
3.2*	Amended and Restated Bylaws of the Company
4.1*	Reference is made to Exhibit 3.1
4.2*	Specimen of Common Share Certificate
4.3***	1988 Stock Option Plan of the Company
4.4***	1997 Share Incentive Plan of the Company
10.1*	License Agreement between the Company and Elan International Services, dated April 14, 1997
10.2*	License Agreement between the Company and Drug Delivery Systems, Inc., dated April 14, 1997
10.3*	Asset Acquisition Agreement between the Company and Fillauer, Inc., dated December 27, 1996
10.4*	License Agreement between the Company and Fillauer, Inc., dated December 26, 1996
10.5*	Manufacturing Agreement between the Company and KWM Electronics Corporation, dated November 1, 1996
10.6*	Research and Development Agreement among the Company, Dermion, Inc. and Ciba-Geigy Corporation, dated March 29, 1996
10.7*	Agreement between the Company and Laboratoires Fournier S.C.A., dated February 20, 1996
10.8*	Agreement between the Company and ALZA Corporation, dated July 28, 1993
10.9*	License Agreement between the Company and the University of Utah Research Foundation, dated October 1, 1992
10.10*	Exchange Agreement among the Company, Novartis Pharmaceuticals Corporation and Dermion, Inc., dated November 1, 1997
10.11*	First Amendment of Research & Development Agreement among the Company, Novartis Pharmaceuticals Corporation and Dermion, Inc. dated November 1, 1997
10.12****	Lease between the Company and NP#2, dated May 22, 2000
10.13#	Amendment to Lease Agreement between the Company and NP#2, dated September 17, 2004
11.1*****	Statement re computation of earnings per share
21.1*	Schedule of Subsidiaries
23.1#	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1#	Certification of Chief Executive Officer
31.2#	Certification of Chief Accounting Officer
32.1#	Certification of Chief Executive Officer
32.2#	Certification of Chief Accounting Officer

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

#
Filed herewith.

(b)   Reports on Form 8-K

        The Company filed a Form 8-K on April 28, 2004 to furnish its press release announcing financial results for the quarter ended March 31, 2004.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IOMED, INC.
Date: September 22, 2004	By:	/s/ ROBERT J. LOLLINI Robert J. Lollini President and Chief Executive Officer
Date: September 22, 2004	By:	/s/ BRIAN L. MOWER Brian L. Mower Chief Accounting Officer

SIGNATURES

        In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ PETER J. WARDLE Peter J. Wardle	Chairman	September 22, 2004
/s/ JOHN W. FARA, PH.D. John W. Fara, Ph.D.	Director	September 22, 2004
/s/ MICHAEL T. SEMBER Michael T. Sember	Director	September 22, 2004
/s/ WARREN WOOD Warren Wood	Director	September 22, 2004
/s/ ROBERT J. LOLLINI Robert J. Lollini	Director	September 22, 2004