Form 10-Q
period 2004-09-30
IOMED INC
filed 2004-11-12
CIK 1041652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

                Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No.

                Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of October 31, 2004:

Classes of Common Stock	Number of shares outstanding
Common Stock, no par value	6,585,213

IOMED, Inc.

------------

INDEX TO FORM 10-Q

PART I — FINANCIAL INFORMATION

IOMED, Inc.

CONDENSED BALANCE SHEETS

ASSETS

	September 30,	June 30,
	2004	2004
	(unaudited)	(unaudited)
Current assets:
Cash and cash equivalents	$8,062,000	$7,338,000
Accounts receivable, net	1,153,000	1,347,000
Inventories	962,000	1,095,000
Prepaid expenses	172,000	93,000
Total current assets	10,349,000	9,873,000

Equipment and furniture, net	1,295,000	1,505,000
Restricted cash	976,000	1,062,000
Other assets	66,000	71,000

Total assets	$12,686,000	$12,511,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$294,000	$448,000
Accrued liabilities	816,000	649,000
Current portion of long-term obligations	588,000	603,000
Total current liabilities	1,698,000	1,700,000

Long-term obligations	1,219,000	1,368,000

Commitments and contingencies

Shareholders’ equity
Common shares	34,719,000	34,719,000
Convertible preferred shares	6,881,000	6,881,000
Accumulated deficit	(31,831,000)	(32,157,000)
Total shareholders’ equity	9,769,000	9,443,000

Total liabilities and shareholders’ equity	$12,686,000	$12,511,000

See accompanying notes.

IOMED, Inc.

CONDENSED STATEMENTS OF INCOME

	Three Months Ended
	September 30,
	2004	2003
	(unaudited)
Product sales	$3,017,000	$2,922,000
Cost of products sold	1,144,000	1,104,000
Gross profit	1,873,000	1,818,000

Operating costs and expenses:
Selling, general and administrative	1,284,000	1,440,000
Research and product development	266,000	266,000
Total operating costs and expenses	1,550,000	1,706,000

Operating income	323,000	112,000

Other income (expense):
Interest expense	(36,000)	(50,000)
Interest income and other, net	39,000	55,000

Net income	$326,000	$117,000

Basic income per common share	$0.05	$0.02

Diluted income per common share	$0.04	$0.02

See accompanying notes.

IOMED, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended
	September 30,
	2004	2003
	(unaudited)
Cash flows from operating activities
Net income	$326,000	$117,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	223,000	245,000
Changes in operating assets and liabilities:
Accounts receivable	194,000	85,000
Inventories	133,000	110,000
Prepaid expenses	(79,000)	(43,000)
Trade accounts payable	(154,000)	(344,000)
Other accrued liabilities	167,000	(196,000)
Net cash provided by (used in) operating activities	810,000	(26,000)

Cash flows from investing activities
Purchases of equipment and furniture	(8,000)	(61,000)

Cash flows from financing activities
Change in restricted cash balance	86,000	94,000
Payments on long-term obligations	(164,000)	(162,000)
Net cash used in financing activities	(78,000)	(68,000)

Net increase (decrease) in cash and cash equivalents	724,000	(155,000)

Cash and cash equivalents at beginning of period	7,338,000	5,921,000

Cash and cash equivalents at end of period	$8,062,000	$5,766,000

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

Basis of Presentation

                In the opinion of management, the accompanying condensed financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2004, and the results of its operations and cash flows for the interim periods ended September 30, 2004 and 2003.  The operating results for the interim periods are not necessarily indicative of the results for a full year.  Certain information and footnote disclosures normally included in financial statements in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  Therefore, these statements should be read in conjunction with the Company’s audited financial statements for the year ended June 30, 2004, included in the Company’s Annual Report on Form 10-K, dated September 28, 2004.

Earnings Per Share

                For all periods presented, basic and diluted income per share are computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 — Earnings Per Share.

                Net income as presented in the condensed statements of income represents the numerator used in computing both basic and diluted income per share and the following table sets forth the computation of the weighted average shares representing the denominator used in determining basic and diluted income per share:

	Three Months ended September 30,
	2004	2003
	(in thousands)
Denominator for basic income per share - weighted average shares outstanding	6,585	6,545
Dilutive securities: convertible preferred stock and certain stock options	1,063	1,015
Denominator for diluted income per share — adjusted weighted average shares outstanding and assumed conversions	7,648	7,560

IOMED, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.                                      Summary of Significant Accounting Policies (continued)

                In all periods presented, certain securities were not included in the computation of diluted income per share due to their anti-dilutive effect.  At September 30, 2004, options to purchase approximately 658,000 common shares at a weighted average exercise price of $3.64 per share were not included.  At September 30, 2003, options to purchase approximately 1,193,000 common shares and warrants to purchase approximately 45,000 common shares were not included.

 Stock-based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25 — Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee stock options rather than adopting the alternative fair value accounting provided for under Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock Based Compensation — Transition and Disclosure.  Because the exercise price of the Company’s employee stock options equals the market price of the underlying shares on the date of grant, under APB 25, the Company does not recognize any compensation expense. The following table illustrates the effect on net income and income per share had compensation cost for the Company’s employee stock options been determined consistent with the fair value methodology prescribed under SFAS 123:

	Three Months Ended
	September 30,
	2004	2003
Net income - as reported	$326,000	$117,000
Less: Total stock compensation expense determined using the fair value method	(53,000)	(78,000)
Net income - pro forma	$273,000	$39,000

Income per share:
Basic - as reported	$0.05	$0.02
Diluted - as reported	$0.04	$0.02

Basic - pro forma	$0.04	$0.01
Diluted - pro forma	$0.04	$0.01

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

IOMED, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

2.                                      Inventories

                Inventories are stated at the lower of cost or market.  Cost is determined using the first-in, first-out method.  Inventories consisted of the following at September 30, 2004 and June 30, 2004:

	September 30, 2004	June 30, 2004
Raw materials	$495,000	$660,000
Work-in-progress	86,000	54,000
Finished goods	381,000	381,000
	$962,000	$1,095,000

3.             Restricted Cash

                The Company maintains an interest bearing money market account with a lending bank, $976,000 of which is being held as a compensating balance as of September 30, 2004 under a long-term obligation and is restricted as to withdrawal.  Included in cash and cash equivalents as of September 30, 2004 is an additional $334,000 restricted to secure the current portion of such long-term obligation.  The restricted cash balance requirement decreases over the life of the obligation as payments are made.

4.             Commitments

                The Company has entered into agreements with various lending institutions to provide financing for the Company’s investments in capital equipment and facilities modifications and consolidation.  As of September 30, 2004, the Company had approximately $1,807,000 outstanding under these agreements, $1,219,000 of which was classified as long-term obligations.

IOMED, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

                The Company leases space, including a recently amended facility lease agreement, and certain equipment under non-cancelable operating lease agreements that expire at various dates through 2012.  Future minimum lease payments under non-cancelable operating leases at September 30, 2004 were $2,324,000.  These obligations mature as follows: remaining 9 months of fiscal 2005 — $197,000; fiscal 2006 — $271,000; fiscal 2007 — $278,000; fiscal 2008 — $274,000; and fiscal 2009 — $275,000; and thereafter — $1,029,000.

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

Additionally, a patent infringement claim has been asserted against the Company in connection with its new Companion 80 product.  This case is in discovery phase and it is too early to predict the outcome.

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

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Condensed Financial Statements and the related Notes thereto included elsewhere in this Report.  The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties.  The Company’s actual results of operations could differ significantly from those anticipated in such forward-looking statements as a result of numerous factors including those discussed herein.  Additional risks and uncertainties are described in the Company’s most recent Annual Report on Form 10-K for its fiscal year ended June 30, 2004.  This discussion should be read in conjunction with such report, copies of which are available upon request.

Overview

The Company is a leader in the development, manufacture and sale of active drug delivery systems primarily used to treat local inflammation in the physical and occupational therapy and sports medicine markets.  The Company’s current product line is based on proprietary iontophoretic drug delivery technology.  The majority of the Company’s revenues have been generated through the sale of the Phoresor system, including the reusable dose controller and single use, disposable patch kits.  The Company is pursuing opportunities to advance its position as a provider of quality, innovative medical products that improve patient healthcare.  In addition, the Company is seeking collaborative opportunities to develop its non-invasive drug delivery technology to satisfy substantial unmet medical needs.  The Company has proprietary technology in various stages of research and product development primarily for transdermal drug delivery and for the treatment of ophthalmic disease.  From inception through fiscal 2002, the Company had generally incurred operating losses as a result of costs associated with internally funded research and development activities.  During fiscal 2003 and 2004, the Company reported net income.  As of September 30, 2004, the Company’s accumulated deficit was approximately $31.8 million.  The Company’s ability to sustain profitability will depend on its ability to maintain market acceptance, successfully expand sales of its existing and new products, and successfully complete the development of, receive regulatory approvals for, and successfully manufacture and market its products under development, as to which there can be no assurance.

The Company’s results of operations may vary significantly from quarter to quarter and depend on product sales levels, and costs associated with manufacturing processes, as well as other factors.  The amount of revenue and net income in any given period is not necessarily indicative of future revenue and net income.

Results of Operations

Three Months Ended September 30, 2004 and 2003

                Product sales.  Product sales increased 3% to $3.0 million in the three months ended September 30, 2004 from $2.9 million in the three months ended September 30, 2003.  The current quarter’s product sales of $3.0 million marked a quarterly record and the fourth consecutive quarter with product sales greater than $3.0 million.  The Company has reported record product sales in 30 of the last 32 quarters.  Based on orders received to date, the Company anticipates a decline in sales during the second fiscal quarter due to a reduction in inventory levels by certain of its dealers.  The Company believes the inventory adjustments are due, in part, to the restructuring of its dealer network, which began in the fourth quarter of fiscal 2004.  Second quarter sales may be bolstered by increased sales of new products, which have exceeded the Company’s estimates to date.  At the present time, the Company expects overall unit sales to return to normal levels during the third and fourth fiscal quarters.

                Costs of Products Sold.  Costs of products sold were $1.1 million in both the current and prior year quarters.  Gross margins on product sales were 62% for both the current and prior year quarters.

                Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased 11% to $1.3 million in the three months ended September 30, 2004 compared to $1.4 million in the prior year quarter.  The decrease is primarily a result of the operating efficiencies initiated over the last three years.  The Company continues to look for new opportunities for further improvement.  A recently re-negotiated facility lease will result in additional net income and cash flow contributions beginning in the second fiscal quarter.

                Research and Product Development Expense.  Research and product development expenditures were $260,000 for both the current and prior year quarters.  The Company’s research and product development expenditures in the current period reflect its continued investment in product development programs. During fiscal 2005, the Company intends to focus research and product development efforts on its core business and new market opportunities for its iontophoresis technology.

Other Income and Expenses.   Interest expense decreased to $36,000 in the current quarter from $50,000 in the prior year quarter due to a decreasing balance on long-term obligations.  Interest income and other miscellaneous income was $39,000 in the current quarter compared to $55,000 in the prior year quarter.  Amounts in both periods reflect interest earnings on invested cash balances and income from a royalty and license agreement.  The decrease is primarily due to reduced royalty income from the royalty and license agreement.  Under the terms of this agreement, the royalty rate decreased beginning during fiscal 2004.

Income Taxes.  The Company has substantial net operating loss carryforwards, which, under the current “change of ownership” rules of the Internal Revenue Code of 1986, as amended, may be subject to substantial annual limitation.  No income tax expense was recognized on the Company’s pre-tax income for the three months ended September 30, 2004, which reflects management’s estimate of the Company’s fiscal 2005 tax position due to the use of historical net operating losses and the resulting change in the valuation allowance.  In addition, no income tax expense was recognized for the prior year quarter.

Net Income.  The Company recognized net income of $326,000, or $0.04 per diluted share, during the quarter ended September 30, 2004 compared with net income of $117,000, or $0.02 per diluted share, during the prior year quarter.  The improvement was principally a result of reduced operating expenses.

Liquidity and Capital Resources

                As of September 30, 2004, the Company had total cash of approximately $9.0 million, of which $8.0 million is cash and cash equivalents and $1.0 million is being held as a compensating balance under a long-term obligation and subject to withdrawal restrictions.  Included in cash and cash equivalents as of September 30, 2004 is an additional $0.3 million restricted to secure the current portion of the long-term obligation.  The restricted cash balance requirement decreases over the life of the obligation as payments are made.  Cash in excess of immediate requirements is invested in a manner intended to maximize liquidity and return, while minimizing investment risk and the potential effects of concentration of credit risk.

                The Company generated $810,000 in cash from operating activities during the current quarter, compared to consumption of $26,000 during the prior year quarter.  Cash generated from operations in the current quarter is primarily a result of net income and changes in working capital balances.

As of September 30, 2004, the Company had approximately $1.8 million outstanding under long-term financing agreements, including the current portion.  The Company may enter into additional financing agreements to fund its capital equipment needs during the next 12 months, but does not anticipate a significant investment in capital equipment during that time.  The Company’s expenditures for equipment and furniture were $8,000 and $61,000 in the current and prior year quarters, respectively.

                The Company used $164,000 and $162,000 of cash for payments on long-term obligations during the current and prior year quarters, respectively.  Restricted cash requirements decreased $86,000 and $94,000 in the current and prior year quarters, respectively.

During fiscal 2005, costs associated with its commercial business, including research and development activities, are anticipated to be funded internally from the Company’s established commercial business; term loan and capital lease financing agreements; and from existing cash balances.  The Company anticipates that at its current operating levels, existing cash balances and cash generated from operations will be sufficient to fund its operating needs through fiscal 2005 and beyond.  However, the Company may be required to or elect to raise additional capital before that time.  The Company’s actual capital requirements will depend on numerous factors, many of which are outside the Company’s control.

Critical Accounting Policies

                Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements.  The following list is not intended to be a comprehensive list of all of our accounting policies.  Our significant accounting policies are more fully described in Note 1 of our financial statements for the year ended June 30, 2004.  In many cases, the accounting treatment of a particular transaction is dictated by United States generally accepted accounting principles, with no need for management’s judgment or estimation in its application.  There are also areas in which management’s judgment in selecting an available alternative would not produce a materially different result.  The following is a brief discussion of the more significant accounting policies and methods used by us:

General — The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition — Revenues on product sales are recognized when there is persuasive evidence that an arms length transfer has occurred, generally upon shipment, when title has passed, the price is fixed or determinable, and the collectibility is reasonably assured.  The Company provides its customers certain purchase incentives, including performance rebates and volume pricing discounts, based on the achievement of specified purchase levels.  The Company recognizes such incentives as contra-revenue.  The Company accrues for performance rebates based upon estimated customer purchase levels and records volume pricing discounts when products are purchased.

                Long-lived Assets — The carrying amounts of long-lived assets, and the related amortization periods, are reviewed for impairment whenever events occur or changes in circumstances indicate that the carrying amount of an asset may not be recoverable within the estimated useful life.  When the Company determines the existence of impairment indicators, the impairment loss is measured based on the excess of carrying value over the estimated fair value of the impaired assets.  The carrying value of the underlying assets is reduced, with the reduction charged to expense, so that the carrying value is equal to fair value.

                Inventories — Inventories are stated at the lower of cost or market.  Cost is determined using the first-in, first-out method.  The Company evaluates the carrying value of its inventories at least quarterly, taking into account such factors as historical and anticipated future sales compared with quantities on hand, the price the Company expects to obtain for its products in their respective markets compared with historical cost, and the remaining shelf life of goods on hand.

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

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings

                The Company’s most recent Annual Report on Form 10-K for its fiscal year ended June 30, 2004, which was filed with the Securities Exchange Commission on September 28, 2004, includes a description of certain pending legal proceedings.  No material changes to such proceedings have occurred.

Item 6.    Exhibits

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

IOMED, Inc.
(Registrant)

Date: November 11, 2004	By:	/s/ Robert J. Lollini
Robert J. Lollini
President and Chief Executive Officer

Date: November 11, 2004	By:	/s/ Brian L. Mower, CPA
Brian L. Mower, CPA
Chief Accounting Officer