Form 10-Q
period 2004-12-31
IOMED INC
filed 2005-02-11
CIK 1041652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2004

or

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number:               001-14059

IOMED, Inc.

(Exact name of registrant as specified in its charter)

Utah	87-0441272
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☒ No.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of January 31, 2005:

Classes of Common Stock	Number of shares outstanding
Common Stock, no par value	6,585,213

IOMED, Inc.

IOMED, Inc.

CONDENSED BALANCE SHEETS

	December 31, 2004	June 30, 2004
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$7,813,000	$7,338,000
Accounts receivable, net	1,167,000	1,347,000
Inventories	1,075,000	1,095,000
Prepaid expenses	91,000	93,000
Total current assets	10,146,000	9,873,000

Equipment and furniture, net	1,209,000	1,505,000
Restricted cash	889,000	1,062,000
Other assets	65,000	71,000

Total assets	$12,309,000	$12,511,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$139,000	$448,000
Accrued liabilities	710,000	649,000
Current portion of long-term obligations	564,000	603,000
Total current liabilities	1,413,000	1,700,000

Long-term obligations	1,090,000	1,368,000

Commitments and contingencies

Shareholders’ equity
Common shares	34,719,000	34,719,000
Convertible preferred shares	6,881,000	6,881,000
Accumulated deficit	(31,794,000)	(32,157,000)
Total shareholders’ equity	9,806,000	9,443,000

Total liabilities and shareholders’ equity	$12,309,000	$12,511,000

See accompanying notes.

IOMED, Inc.

CONDENSED STATEMENTS OF INCOME

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Product sales	$2,589,000	$3,010,000	$5,606,000	$5,932,000
Cost of products sold	976,000	1,116,000	2,120,000	2,220,000
Gross profit	1,613,000	1,894,000	3,486,000	3,712,000

Operating costs and expenses:
Selling, general and administrative	1,374,000	1,459,000	2,658,000	2,899,000
Research and product development	222,000	242,000	488,000	508,000
Total operating costs and expenses	1,596,000	1,701,000	3,146,000	3,407,000

Operating income	17,000	193,000	340,000	305,000

Other income (expense):
Interest expense	(33,000)	(41,000)	(69,000)	(91,000)
Interest and other income	53,000	61,000	92,000	116,000

Net income	$37,000	$213,000	$363,000	$330,000

Basic income per common share	$0.01	$0.03	$0.06	$0.05

Diluted income per common share	$—	$0.03	$0.05	$0.04

See accompanying notes.

IOMED, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended December 31,
	2004	2003
Cash flows from operating activities	(unaudited)
Net income	$363,000	$330,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	334,000	507,000
Changes in operating assets and liabilities:
Accounts receivable	180,000	157,000
Inventories	20,000	124,000
Prepaid expenses	2,000	26,000
Trade accounts payable	(309,000)	(402,000)
Other accrued liabilities	61,000	(131,000)
Net cash provided by operating activities	651,000	611,000

Cash flows from investing activities
Purchases of equipment and furniture	(32,000)	(70,000)

Cash flows from financing activities
Change in restricted cash balance	173,000	190,000
Payments on long-term obligations	(317,000)	(297,000)
Net cash used in financing activities	(144,000)	(107,000)

Net increase in cash and cash equivalents	475,000	434,000

Cash and cash equivalents at beginning of period	7,338,000	5,921,000

Cash and cash equivalents at end of period	$7,813,000	$6,355,000

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

Basis of Presentation

In the opinion of management, the accompanying condensed financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of December 31, 2004, and the results of its operations and cash flows for the interim periods ended December 31, 2004 and 2003.  The operating results for the interim periods are not necessarily indicative of the results for a full year.  Certain information and footnote disclosures normally included in financial statements in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  Therefore, these statements should be read in conjunction with the Company’s audited financial statements for the year ended June 30, 2004, included in the Company’s Annual Report on Form 10-K, dated September 28, 2004.

Earnings Per Share

Net income as presented in the condensed statements of operations represents the numerator used in computing both basic and diluted income per share and the following table sets forth the computation of the weighted average shares representing the denominator used in determining basic and diluted income per share:

	Three Months ended December 31,		Six Months ended December 31,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Denominator for basic income per share - weighted average shares outstanding	6,585	6,545	6,585	6,545
Dilutive securities: preferred stock and certain stock options	1,111	1,114	1,088	1,036
Denominator for diluted income per share — adjusted weighted average shares outstanding and assumed conversions	7,696	7,659	7,673	7,581

In all periods presented, certain securities were not included in the computation of diluted income per share due to their anti-dilutive effect.  Options to purchase approximately 613,000 and 673,000 common shares at weighted average exercise prices of $3.62 and $3.49 per share, respectively, were excluded in the three and six months ended December 31, 2004.  Options to purchase approximately 732,000 and 1,179,000 common shares, respectively, were excluded in the three and six months ended December 31, 2003.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Net income - as reported	$37,000	$213,000	$363,000	$330,000
Less: Total stock compensation expense determined under fair value method	(142,000)	(149,000)	(196,000)	(227,000)
Net income (loss) - pro forma	$(105,000)	$64,000	$167,000	$103,000

Income (loss) per share:
Basic - as reported	$0.01	$0.03	$0.06	$0.05
Diluted - as reported	$—	$0.03	$0.05	$0.04

Basic - pro forma	$(0.02)	$0.01	$0.03	$0.02
Diluted - pro forma	$(0.02)	$0.01	$0.02	$0.01

In December 2004, the FASB issued SFAS 123R, Share-Based Payment, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  A key provision of this statement is the requirement of a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant date fair value of the award and recognized over the vesting period.    SFAS 123R will be effective for the Company’s fiscal quarter beginning July 1, 2005, and requires the use of either the Modified Prospective or the Modified Retrospective application method.  Under the Modified Prospective method, SFAS 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date.  Compensation cost for the portion of awards for which service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining services are rendered.  If the Modified Retrospective method is applied, financial statements for prior periods shall be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS 123.  The Company has not selected which method to adopt.

The Company expects that the adoption of SFAS 123R will result in significant stock-based compensation expense.  Had we adopted Statement 123R in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in the above table.

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

2.             Inventories

Inventories are stated at the lower of cost or market.  Cost is determined using the first-in, first-out method.  Inventories consisted of the following at December 31, 2004 and June 30, 2004:

	December 31, 2004	June 30, 2004
Raw materials	$626,000	$660,000
Work-in-progress	88,000	54,000
Finished goods	361,000	381,000
	$1,075,000	$1,095,000

3.             Restricted Cash

The Company maintains an interest bearing money market account with a lending bank, $889,000 of which is being held as a compensating balance as of December 31, 2004 under a long-term obligation and is restricted as to withdrawal.  Included in cash and cash equivalents as of December 31, 2004 is an additional $340,000 restricted to secure the current portion of the long-term obligation.  The restricted cash balance requirement decreases over the life of the obligation as payments are made.

4.             Commitments

The Company has entered into agreements with various lending institutions to provide financing for the Company’s investments in capital equipment and facilities modifications and consolidation.  As of December 31, 2004, the Company had approximately $1,654,000 outstanding under these agreements, $1,090,000 of which was classified as long-term obligations.

The Company leases space, including under a recently amended facility lease agreement, and certain equipment under non-cancelable operating lease agreements that expire at various dates through 2012.  Future minimum lease payments under non-cancelable operating leases at December 31, 2004 were $2,259,000.  These obligations mature as follows: remaining 6 months of fiscal 2005 — $132,000; fiscal 2006 — $271,000; fiscal 2007 — $278,000; fiscal 2008 — $274,000; and fiscal 2009 —$275,000; and thereafter — $1,029,000.

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

Additionally, a patent infringement claim has been asserted against the Company in connection with its new Companion 80 product.  The Company has denied infringement, and has asserted a counterclaim for a declaratory judgment of non-infringement and/or that the patent is invalid.  This case is in discovery phase and it is too early to predict the outcome.

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

Overview

The Company is a leader in the development, manufacture and sale of active drug delivery systems primarily used to treat local inflammation in the physical and occupational therapy and sports medicine markets.  The Company’s current product line is based on proprietary iontophoretic drug delivery technology.  The majority of the Company’s revenues have been generated through the sale of the Phoresor system, including the reusable dose controller and single use, disposable patch kits.  The Company is pursuing opportunities to advance its position as a provider of quality, innovative medical products that improve patient healthcare.  In addition, the Company is seeking collaborative opportunities to develop its non-invasive drug delivery technology to satisfy substantial unmet medical needs.  The Company has proprietary technology in various stages of research and product development primarily for transdermal drug delivery and for the treatment of ophthalmic disease.  From inception through fiscal 2002, the Company had generally incurred operating losses as a result of costs associated with internally funded research and development activities.  During fiscal 2003 and 2004, the Company reported net income.  As of December 31, 2004, the Company’s accumulated deficit was approximately $31.8 million.  The Company’s ability to sustain profitability will depend on its ability to maintain market acceptance, successfully expand sales of its existing and new products, and successfully complete the development of, receive regulatory approvals for, and successfully manufacture and market its products under development, as to which there can be no assurance.

The Company’s results of operations may vary significantly from quarter to quarter and depend on product sales levels, and costs associated with manufacturing processes, as well as other factors.  The amount of revenue and net income in any given period is not necessarily indicative of future revenue and net income.

Results of Operations

Three Months and Six Months Ended December 31, 2004 and 2003

Product sales.  Product sales decreased 14% and 5% to $2.6 million and $5.6 million in the three and six months ended December 31, 2004, respectively, from $3.0 million and $5.9 million in the three and six months ended December 31, 2003, respectively.  Sales in the current periods were negatively impacted by a reduction in inventory levels carried by certain of the Company’s dealers.  The Company believes the inventory reductions were due, in part, to the restructuring of its dealer network, which began in the fourth quarter of fiscal 2004.  In addition, the restructuring of the Company’s distribution network and the dealer incentive program resulted in lower average selling prices in the current periods.  Sales in current periods were favorably impacted by increased unit volumes of new products, which, to date, have exceeded the Company’s estimates.   Existing orders from dealers that reduced their inventory levels have improved, but have not returned to historical levels.   Based on existing orders, the Company anticipates an improvement in overall unit sales volume during the third and fourth fiscal quarters relative to the second fiscal quarter’s unit volume.

Costs of Products Sold.  Costs of products sold were $1.0 million and $2.1 million in the three and six months ended December 31, 2004, respectively, compared to $1.1 million and $2.2 million in the prior year periods, respectively.  Gross margins on product sales were 62% in the current year periods compared to 63% in prior year periods.  The beneficial effects of the recently renegotiated facility lease, including decreased monthly rent and allocated depreciation expense, mitigated the effects of lower product sales on gross margin.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased 6% and 8% to $1.4 million and $2.7 million in each of the three and six months ended December 31, 2004, respectively, compared to $1.5 million and $2.9 million in prior year periods.  The decrease was primarily a result of the operating efficiencies initiated over the last three years offset, in part, by increased litigation related expenses.  The Company continues to look for new opportunities for further improvement.  The beneficial effects of the recently re-negotiated facility lease will result in additional net income and cash flow contributions.

Research and Product Development Expense.  Research and product development expenditures decreased 8% and 4% to $222,000 and $488,000 for the three and six months ended December 31, 2004, respectively, compared to $242,000 and $508,000 for the prior year periods.  During fiscal 2005, the Company intends to focus research and product development efforts on its core business and new market opportunities for its iontophoresis technology.

Other Income and Expenses.   Interest expense decreased to $33,000 and $69,000 in the current three-and six-month periods, respectively, from $41,000 and $91,000 in the prior year periods, respectively, due to a decreasing balance on long-term obligations.  Interest income and other miscellaneous income was $53,000 and $92,000 in the current three- and six-month periods, respectively, compared to $61,000 and $116,000, respectively, in the prior year periods.  Amounts in both periods reflect interest earnings on invested cash balances and income from a royalty and license agreement.  The decrease is primarily due to reduced royalty income from the royalty and license agreement.  Under the terms of this agreement, the royalty rate decreased beginning during fiscal 2004.

Income Taxes.  The Company has substantial net operating loss carryforwards, which, under the current “change of ownership” rules of the Internal Revenue Code of 1986, as amended, may be subject to substantial annual limitation.  No income tax expense was recognized on the Company’s pre-tax income for the three- and six-month periods ended December 31, 2004, which reflects management’s estimate of the Company’s fiscal 2005 tax position due to the use of historical net operating losses and the resulting change in the valuation allowance.  In addition, no income tax expense was recognized for the prior year periods.

Net Income.  The Company recognized net income of $37,000 and $363,000, or $0.00 and $0.05 per diluted share, during the three and six month periods ended December 31, 2004, respectively, compared with net income of $213,000 and $330,000, or $0.03 and $0.04 per diluted share, during the prior year periods.  The fluctuations are a result of the changes discussed above.

Liquidity and Capital Resources

As of December 31, 2004, the Company had total cash of approximately $8.7 million, of which $7.8 million is cash and cash equivalents and $889,000 is being held as a compensating balance under a long-term obligation and subject to withdrawal restrictions.  Included in cash and cash equivalents as of December 31, 2004 is an additional $0.3 million restricted to secure the current portion of the long-term obligation.  The restricted cash balance requirement decreases over the life of the obligation as payments are made.  Cash in excess of immediate requirements is invested in a manner intended to maximize liquidity and return, while minimizing investment risk and the potential effects of concentration of credit risk.

The Company generated $651,000 and $611,000 in cash from operating activities during the current and prior year periods, respectively.  Cash generated from operations in the current period is primarily a result of net income and depreciation of fixed assets.

As of December 31, 2004, the Company had approximately $1.7 million outstanding under long-term financing agreements, including the current portion thereof.  The Company may enter into additional financing agreements to fund its capital equipment needs during the next 12 months, but does not anticipate a significant investment in capital equipment during that time.  The Company’s expenditures for equipment and furniture were $32,000 and $70,000 in the current and prior year periods, respectively.

The Company used $317,000 and $297,000 of cash for payments on long-term obligations during the current and prior year periods, respectively.  Restricted cash requirements decreased $173,000 and $190,000 in the current and prior year periods, respectively.

During fiscal 2005, the Company anticipates funding its operations with internally generated cash flow; term loan and capital lease financing agreements; and from existing cash balances.  The Company anticipates that at its current operating levels, existing cash balances and cash generated from operations will be sufficient to fund its operating needs through fiscal 2006.  However, the Company may be required to or elect to raise additional capital before that time.  The Company’s actual capital requirements will depend on numerous factors, many of which are outside the Company’s control.

Critical Accounting Policies

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements.  The following list is not intended to be a comprehensive list of all of our accounting policies.  Our significant accounting policies are more fully described in Note 1 of our financial statements for the year ended June 30, 2004.  In many cases, the accounting treatment of a particular transaction is dictated by United States generally accepted accounting principles, with no need for management’s judgment or estimation in its application.  In other cases, management’s judgment or estimation is required.  We regularly re-evaluate our judgments and estimates using historical experience, knowledge of current conditions and our beliefs of what could occur in the future considering available information.  Actual results may differ from these estimates under different assumptions or conditions.  The following is a brief discussion of the more significant accounting policies and methods used by us:

General - The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition – Revenues on product sales are recognized when there is persuasive evidence that an arms length transfer has occurred, generally upon shipment, when title has passed, the price is fixed or determinable, and the collectibility is reasonably assured.  The Company provides its customers certain purchase incentives, including performance rebates and volume pricing discounts, based on the achievement of specified purchase levels.  The Company recognizes such incentives as a reduction of revenue.  The Company accrues for performance rebates based upon estimated customer purchase levels and records volume pricing discounts when products are purchased.

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

Stock Options - In December 2004, the FASB issued SFAS 123R, Share-Based Payment, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  A key provision of this statement is the requirement of a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant date fair value of the award and recognized over the vesting period.    SFAS 123R will be effective for the Company’s fiscal quarter beginning July 1, 2005, and requires the use of either the Modified Prospective or the Modified Retrospective application method.  Under the Modified Prospective method, SFAS 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date.  Compensation cost for the portion of awards for which service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining services are rendered.  If the Modified Retrospective method is applied, financial statements for prior periods shall be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS 123.  The Company has not selected which method to adopt.

The Company expects that the adoption of SFAS 123R will result in significant stock-based compensation expense.  Had we adopted Statement 123R in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to the condensed financial statements.

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

Item 4.    Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on November 12, 2004, to consider and vote on the following proposals:  (i) election of two Class I directors to serve a term of three years or until their successors are duly elected and qualified; and (ii) ratification of the appointment of Ernst & Young LLP as the Company’s auditors for the fiscal year ending June 30, 2005.

Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934.  There was no solicitation in opposition to management’s nominees for two Class I directors as listed in the Company’s Proxy Statement and the nominees was elected to serve a term of three years ending in 2007 with the following vote:

	Number of Votes
	In Favor	Withheld
Peter J. Wardle	5,985,406	9,610
Warren Wood	5,986,106	8,910

In addition, the following directors’ terms of office continued after the meeting:

Directors	Term Ending
John W. Fara, Ph.D.	2005
Michael T. Sember	2006
Robert J. Lollini	2006

The proposal to ratify the appointment of Ernst & Young LLP as the Company’s auditors was approved with the following vote:

Number of Votes
In favor	Against	Abstained
5,902,249	85,357	7,410

Item 6.    Exhibits

(a)           Exhibits:

Exhibit No.	Description

Exhibit 31.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER

Exhibit 31.2	CERTIFICATION OF CHIEF ACCOUNTING OFFICER

Exhibit 32.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER

Exhibit 32.2	CERTIFICATION OF CHIEF ACCOUNTING OFFICER

IOMED, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IOMED, Inc.
(Registrant)

Date:	February 10, 2005	By:	/s/ Robert J. Lollini
Robert J. Lollini
President and Chief Executive Officer

Date:	February 10, 2005	By:	/s/ Brian L. Mower, CPA
Brian L. Mower, CPA
Chief Accounting Officer