Form 10-Q
period 2005-03-31
IOMED INC
filed 2005-05-13
CIK 1041652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2005

or

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	001-14059

IOMED, Inc.

(Exact name of registrant as specified in its charter)

Utah	87-0441272
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of April 30, 2005:

Classes of Common Stock	Number of shares outstanding
Common Stock, no par value	6,585,213

IOMED, Inc.

IOMED, Inc.

CONDENSED BALANCE SHEETS

	March 31, 2005	June 30, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,078,000	$7,338,000
Accounts receivable, net	1,287,000	1,347,000
Inventories	1,190,000	1,095,000
Prepaid expenses	63,000	93,000
Total current assets	10,618,000	9,873,000

Equipment and furniture, net	1,126,000	1,505,000
Restricted cash	800,000	1,062,000
Other assets	63,000	71,000

Total assets	$12,607,000	$12,511,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$342,000	$448,000
Accrued liabilities	926,000	649,000
Current portion of long-term obligations	554,000	603,000
Total current liabilities	1,822,000	1,700,000

Long-term obligations	947,000	1,368,000

Commitments and contingencies

Shareholders’ equity
Common shares	34,719,000	34,719,000
Convertible preferred shares	6,881,000	6,881,000
Accumulated deficit	(31,762,000)	(32,157,000)
Total shareholders’ equity	9,838,000	9,443,000

Total liabilities and shareholders’ equity	$12,607,000	$12,511,000

See accompanying notes.

IOMED, Inc.

CONDENSED STATEMENTS OF INCOME

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Product sales	$2,879,000	$3,094,000	$8,485,000	$9,026,000
Cost of products sold	1,152,000	1,171,000	3,272,000	3,391,000
Gross profit	1,727,000	1,923,000	5,213,000	5,635,000

Operating costs and expenses:
Selling, general and administrative	1,479,000	1,376,000	4,137,000	4,275,000
Research and product development	238,000	257,000	726,000	765,000
Total operating costs and expenses	1,717,000	1,633,000	4,863,000	5,040,000

Operating income	10,000	290,000	350,000	595,000

Other income (expense):
Interest expense	(29,000)	(42,000)	(98,000)	(133,000)
Interest and other income	51,000	32,000	143,000	148,000

Net income	$32,000	$280,000	$395,000	$610,000

Basic income per common share	$—	$0.04	$0.06	$0.09

Diluted income per common share	$—	$0.04	$0.05	$0.08

See accompanying notes.

IOMED, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended March 31,
	2005	2004
	(unaudited)
Cash flows from operating activities
Net income	$395,000	$610,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	440,000	728,000
Changes in operating assets and liabilities:
Accounts receivable	60,000	6,000
Inventories	(95,000)	39,000
Prepaid expenses	30,000	37,000
Trade accounts payable	(106,000)	(185,000)
Other accrued liabilities	277,000	(157,000)
Net cash provided by operating activities	1,001,000	1,078,000

Cash flows from investing activities
Purchases of equipment and furniture	(53,000)	(73,000)

Cash flows from financing activities
Change in restricted cash balance	262,000	288,000
Proceeds from issuance of common shares	—	53,000
Payments on long-term obligations	(470,000)	(459,000)
Net cash used in financing activities	(208,000)	(118,000)

Net increase in cash and cash equivalents	740,000	887,000

Cash and cash equivalents at beginning of period	7,338,000	5,921,000

Cash and cash equivalents at end of period	$8,078,000	$6,808,000

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

Basis of Presentation

In the opinion of management, the accompanying condensed financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2005, and the results of its operations and cash flows for the interim periods ended March 31, 2005 and 2004.  The operating results for the interim periods are not necessarily indicative of the results for a full year.  Certain information and footnote disclosures normally included in financial statements in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  Therefore, these statements should be read in conjunction with the Company’s audited financial statements for the year ended June 30, 2004, included in the Company’s Annual Report on Form 10-K, dated September 28, 2004.

Earnings Per Share

Net income as presented in the condensed statements of operations represents the numerator used in computing both basic and diluted income per share and the following table sets forth the computation of the weighted average shares representing the denominator used in determining basic and diluted income per share:

	Three Months ended March 31,		Nine Months ended March 31,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Denominator for basic income per share - weighted average shares outstanding	6,585	6,568	6,585	6,552
Dilutive securities: preferred stock and certain stock options	1,097	1,245	1,091	1,094
Denominator for diluted income per share — adjusted weighted average shares outstanding and assumed conversions	7,682	7,813	7,676	7,646

In all periods presented, certain securities were not included in the computation of diluted income per share due to their anti-dilutive effect.  Options to purchase approximately 663,000 common shares at a weighted average exercise price of $3.47 per share were excluded in the three and nine months ended March 31, 2005.  Options to purchase approximately 335,000 and 702,000 common shares, respectively, were excluded in the three and nine months ended March 31, 2004.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Net income - as reported	$32,000	$280,000	$395,000	$610,000
Less: Total stock compensation expense determined under fair value method	(47,000)	(28,000)	(243,000)	(255,000)
Net income (loss) - pro forma	$(15,000)	$252,000	$152,000	$355,000

Income (loss) per share:
Basic - as reported	$—	$0.04	$0.06	$0.09
Diluted - as reported	$—	$0.04	$0.05	$0.08

Basic - pro forma	$—	$0.04	$0.02	$0.05
Diluted - pro forma	$—	$0.03	$0.02	$0.05

In December 2004, the FASB issued SFAS 123R, Share-Based Payment, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  A key provision of this statement is the requirement of a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant date fair value of the award and recognized over the vesting period.    As modified, SFAS 123R will be effective for the Company’s fiscal year beginning July 1, 2005, and requires the use of either the Modified Prospective or the Modified Retrospective application method.  Under the Modified Prospective method, SFAS 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date.  Compensation cost for the portion of awards for which service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining services are rendered.  If the Modified Retrospective method is applied, financial statements for prior periods shall be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS 123.  The Company has not selected which method to adopt.

The Company expects that the adoption of SFAS 123R will result in significant stock-based compensation expense.  Had we adopted Statement 123R in prior periods, the Company believes the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in the above table.

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

2.                                      Inventories

Inventories are stated at the lower of cost or market.  Cost is determined using the first-in, first-out method.  Inventories consisted of the following at March 31, 2005 and June 30, 2004:

	March 31, 2005	June 30, 2004
Raw materials	$710,000	$660,000
Work-in-progress	82,000	54,000
Finished goods	398,000	381,000
	$1,190,000	$1,095,000

3.             Restricted Cash

The Company maintains an interest bearing money market account with a lending bank, $800,000 of which is being held as a compensating balance as of March 31, 2005 under a long-term obligation and is restricted as to withdrawal.  Included in cash and cash equivalents as of March 31, 2005 is an additional $346,000 restricted to secure the current portion of the long-term obligation.  The restricted cash balance requirement decreases over the life of the obligation as payments are made.

4.             Commitments

The Company has entered into agreements with various lending institutions to provide financing for the Company’s investments in capital equipment and facilities modifications and consolidation.  As of March 31, 2005, the Company had approximately $1,501,000 outstanding under these agreements, $947,000 of which was classified as long-term obligations.

The Company leases space, including under a recently amended facility lease agreement, and certain equipment under non-cancelable operating lease agreements that expire at various dates through 2012.  Future minimum lease payments under non-cancelable operating leases at March 31, 2005 were $2,193,000.  These obligations mature as follows: remaining 3 months of fiscal 2005 — $66,000; fiscal 2006 — $271,000; fiscal 2007 — $278,000; fiscal 2008 — $274,000; and fiscal 2009 —$275,000; and thereafter — $1,029,000.

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

A patent infringement claim has been asserted against the Company in connection with its Companion 80 product.  The Company has denied infringement, and has asserted a counterclaim for a declaratory judgment of non-infringement and/or that the patent is invalid.  The parties have filed cross motions for summary judgment on the issue of infringement, which have not been ruled upon.  At this stage it is too early to predict the outcome of the case.

Additionally, Iomed is a co-defendant with a distributor of the Company’s products, in a claim asserting misappropriation of confidential information.  No discovery has been taken.

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

Overview

The Company is a leader in the development, manufacture and sale of active drug delivery systems primarily used to treat local inflammation in the physical and occupational therapy and sports medicine markets.  The Company’s current product line is based on proprietary iontophoretic drug delivery technology.  The majority of the Company’s revenues have been generated through the sale of the Phoresor system, including the reusable dose controller and single use, disposable patch kits.  The Company is pursuing opportunities to advance its position as a provider of quality, innovative medical products that improve patient healthcare.  In addition, the Company is seeking collaborative opportunities to develop its non-invasive drug delivery technology to satisfy substantial unmet medical needs.  The Company has proprietary technology in various stages of research and product development primarily for transdermal drug delivery and for the treatment of ophthalmic disease.  From inception through fiscal 2002, the Company had generally incurred operating losses as a result of costs associated with internally funded research and development activities.  During fiscal 2003 and 2004, the Company reported net income.  As of March 31, 2005, the Company’s accumulated deficit was approximately $31.8 million.  The Company’s ability to sustain profitability will depend on its ability to maintain market acceptance, successfully expand sales of its existing and new products, successfully complete the development of, receive regulatory approvals for, and successfully manufacture and market its products under development, and successfully manage the cost of the litigation in which it is involved, as to which there can be no assurance.

The Company’s results of operations may vary significantly from quarter to quarter and depend on product sales levels, and costs associated with manufacturing processes, as well as other factors.  The amount of revenue and net income in any given period is not necessarily indicative of future revenue and net income.

Results of Operations

Three Months and Nine Months Ended March 31, 2005 and 2004

Product sales.  Product sales decreased 7% and 6% to $2.9 million and $8.5 million in the three and nine months ended March 31, 2005, respectively, from $3.1 million and $9.0 million in the three and nine months ended March 31, 2004, respectively.  Product sales in the current periods were impacted by a reduction in the Company’s average selling prices due, in part, to factors relating to the restructuring of the Company’s distribution network.  In addition, the effect of cost constraints in physical therapy clinics, including legislative changes in certain workers’ compensation markets, is, among other factors, resulting in an increasing portion of the Company’s sales to large national suppliers who offer a broader line of products and lower overall pricing.  These suppliers have greater access to the Company’s volume discounts, which results in lower average selling prices realized by the Company.  Sales in the current nine-month period were further impacted by a reduction in inventory levels carried by certain of the Company’s dealers.  The Company believes the inventory reductions were due, in part, to the restructuring of its dealer network.  Existing orders from dealers that reduced their inventory levels have improved, but have not returned to historical levels.  Sales in current periods were favorably impacted by increased unit volumes of new products, which, to date, have exceeded the Company’s estimates.

Costs of Products Sold.  Costs of products sold were $1.2 million and $3.3 million in the three and nine months ended March 31, 2005, respectively, compared to $1.2 million and $3.4 million in the prior year periods, respectively.  Gross margins on product sales were 60% and 61% in the three and nine months ended March 31, 2005, respectively, compared to 62% and 63% in the prior year periods, respectively.  The beneficial effects of the renegotiated facility lease, including decreased monthly rent and allocated depreciation expense, mitigated the effects of lower product sales on gross margin.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased 7% and decreased 3% to $1.5 million and $4.1 million in each of the three and nine months ended March 31, 2005, respectively, compared to $1.4 million and $4.3 million in the prior year periods.  The increase in the current quarter included legal costs incurred to defend certain intellectual property litigation brought against the Company.  The decrease in the current nine-month period was primarily a result of the operating efficiencies initiated over the last three years offset, in part, by increased legal costs incurred to defend intellectual property litigation.  The Company continues to look for opportunities to reduce expenses.  The beneficial effects of the recently re-negotiated facility lease also resulted in additional expense reductions and cash flow contributions during the current periods.

Research and Product Development Expense.  Research and product development expenditures decreased 7% and 5% to $238,000 and $726,000 for the three and nine months ended March 31, 2005, respectively, compared to $257,000 and $765,000 for the prior year periods.  The decrease is primarily a result of the beneficial effects of the renegotiated facility lease, including decreased monthly rent and allocated depreciation expense.  During fiscal 2005, the Company intends to focus research and product development efforts on its core business and new market opportunities for its iontophoresis technology.

Other Income and Expenses.   Interest expense decreased to $29,000 and $98,000 in the current three-and nine-month periods, respectively, from $42,000 and $133,000 in the prior year periods, respectively, due to a decreasing balance on long-term obligations.  Interest income and other miscellaneous income was $51,000 and $143,000 in the current three- and nine-month periods, respectively, compared to $32,000 and $148,000, respectively, in the prior year periods.  Amounts in both periods reflect interest earnings on invested cash balances and income from a royalty and license agreement.  The current quarter increase was due to increased interest income from improved rates and a larger invested cash balance.  The nine-month decrease is primarily due to reduced royalty income from the royalty and license agreement, offset, in part, by increased interest income.  Under the terms of this agreement, the royalty rate decreased beginning during fiscal 2004.

Income Taxes.  The Company has substantial net operating loss carryforwards, which, under the current “change of ownership” rules of the Internal Revenue Code of 1986, as amended, may be subject to substantial annual limitation.  No income tax expense was recognized on the Company’s pre-tax income for the three- and nine-month periods ended March 31, 2005, which reflects management’s estimate of the Company’s fiscal 2005 tax position due to the use of historical net operating losses and the resulting change in the valuation allowance.  In addition, no income tax expense was recognized for the prior year periods.

Net Income.  The Company recognized net income of $32,000 and $395,000, or $0.00 and $0.05 per diluted share, during the three- and nine-month periods ended March 31, 2005, respectively, compared with net income of $280,000 and $610,000, or $0.04 and $0.08 per diluted share, during the prior year periods.  The fluctuations are a result of the changes discussed above.

Liquidity and Capital Resources

As of March 31, 2005, the Company had total cash of approximately $8.9 million, of which $8.1 million is cash and cash equivalents and $800,000 is being held as a compensating balance under a long-term obligation and subject to withdrawal restrictions.  Included in cash and cash equivalents as of March 31, 2005 is an additional $0.3 million restricted to secure the current portion of the long-term obligation.  The restricted cash balance requirement decreases over the life of the obligation as payments are made.  Cash in excess of immediate requirements is invested in a manner intended to maximize liquidity and return, while minimizing investment risk and the potential effects of concentration of credit risk.

The Company generated $1 million and $1.1 million in cash from operating activities during the current and prior year periods, respectively.  Cash generated from operations in the current period is primarily a result of net income, depreciation of fixed assets, and changes in other accrued liabilities.

As of March 31, 2005, the Company had approximately $1.5 million outstanding under long-term financing agreements, including the current portion thereof.  The Company may enter into additional financing agreements to fund its capital equipment needs during the next 12 months, but does not anticipate a significant investment in capital equipment during that time.  The Company’s expenditures for equipment and furniture were $53,000 and $73,000 in the current and prior year periods, respectively.

The Company used $470,000 and $459,000 of cash for payments on long-term obligations during the current and prior year periods, respectively.  Restricted cash requirements decreased $262,000 and $288,000 in the current and prior year periods, respectively.

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

Stock Options - In December 2004, the FASB issued SFAS 123R, Share-Based Payment, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  A key provision of this statement is the requirement of a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant date fair value of the award and recognized over the vesting period.    SFAS 123R will be effective for the Company’s fiscal year beginning July 1, 2005, and requires the use of either the Modified Prospective or the Modified Retrospective application method.  Under the Modified Prospective method, SFAS 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date.  Compensation cost for the portion of awards for which service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining services are rendered.  If the Modified Retrospective method is applied, financial statements for prior periods shall be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS 123.  The Company has not selected which method to adopt.

The Company expects that the adoption of SFAS 123R will result in significant stock-based compensation expense.  Had we adopted Statement 123R in prior periods, the Company believes the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to the condensed financial statements.

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

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings

EEMSO, Inc. v. Compex Technologies, Inc. f/k/a Rehabilicare, Inc. (“Compex”) and Iomed, Inc., U.S. District Court for the Northern District of Texas.  This action was initially filed on April 6, 2005 by a competitor of Iomed in the District Court of Dallas County, Texas, 192nd Judicial District and was removed by Iomed and co-defendant Compex Technologies to the U.S. District for the Northern District of Texas, Dallas Division.  The complaint alleges that Compex, a distributor of Iomed’s iontophoretic drug delivery products, wrongfully and in violation of a non-disclosure agreement with EEMSO, provided confidential proprietary information to Iomed pertaining to an integrated electrode iontophoretic device that had been developed by EEMSO.  The complaint further alleges that Iomed misappropriated this information and incorporated features of the EEMSO product in its own integrated electrode product (the Companion80), and that Iomed is liable for interference with contract, unfair competition, conversion and civil conspiracy.  EEMSO seeks injunctive relief and monetary damages.  No discovery has been taken at this time.   Based on its own initial analysis of the complaint Iomed believes that there is no basis for EEMSO’s claims against the Company and intends to vigorously defend against EEMSO’s claims.

The Company’s most recent Annual Report on Form 10-K for its fiscal year ended June 30, 2004, which was filed with the Securities Exchange Commission on September 28, 2004, includes a description of certain other pending legal proceedings.  No material changes to such proceedings have occurred.

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

IOMED, Inc.
(Registrant)

Date:	May 12, 2005	By:	/s/ Robert J. Lollini
Robert J. Lollini
President and Chief Executive Officer

Date:	May 12, 2005	By:	/s/ Brian L. Mower, CPA
Brian L. Mower, CPA
Chief Accounting Officer