Form 10-K
period 2005-06-30
IOMED INC
filed 2005-09-28
CIK 1041652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2005

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the Registrant’s voting stock held by non-affiliates based upon the closing price of the common stock as quoted on the American Stock Exchange on December 31, 2004, was approximately $14,911,000.

The number of shares of Registrant’s common stock outstanding on August 31, 2005, was 6,685,055.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated into Part III of this Report on Form 10-K by reference to the Registrant’s Proxy Statement for its 2005 Annual Meeting of Shareholders.

TABLE OF CONTENTS

Part I
Item 1	—	Business

Item 2	—	Properties

Item 3	—	Legal Proceedings

Item 4	—	Submission of Matters to a Vote of Security Holders

Part II
Item 5	—	Market for Registrant’s Common Equity and Related Stockholder Matters

Item 6	—	Selected Consolidated Financial Data

Item 7	—	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7a	—	Quantitative and Qualitative Information about Market Risk

Item 8	—	Financial Statements and Supplementary Data
		—	Audited Financial Statements

Item 9	—	Changes and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A	—	Controls and Procedures

Item 9B	—	Other Information

Part III
Item 10	—	Directors and Executive Officers of the Company

Item 11	—	Executive Compensation

Item 12	—	Security Ownership of Certain Beneficial Owners and Management

Item 13	—	Certain Relationships and Related Transactions

Item 14	—	Principal Accountant Fees and Services

Part IV
Item 15	—	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Signatures

PART I

Item 1.           BUSINESS

Forward-Looking Statements

Certain statements contained in this report on Form 10-K (the “Report”) are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  Such forward-looking statements may be identified by the use of terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “designed,” “estimate,” “should,” or “continue” or the negatives thereof or other variations thereon or comparable terminology.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of IOMED, Inc. (the “Company”), or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These risks, uncertainties and other factors include, among other things, the following:  the uncertainties related to the Company’s continuing profitability; the uncertainties related to the Company’s product development programs; the uncertainties related to the Company’s ability to attract collaborative development partners; the Company’s reliance on third party distribution; the risks associated with obtaining governmental approval of the Company’s products; the highly competitive industry in which the Company operates and the rapid pace of technological change within that industry; the uncertainty of patented and proprietary technology protection and the Company’s reliance on such patented and proprietary technology (including reliance on technology licensed from third parties); defense of the Company’s intellectual property rights and claims that the Company has infringed the intellectual property rights of third parties; changes in or failure to comply with governmental regulation; the uncertainty of third party reimbursement for the Company’s products; the Company’s dependence on key employees; general economic and business conditions and other factors discussed in this Report and the Company’s other Securities and Exchange Commission (“SEC”) filings.  The Company undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events or circumstances occur in the future.

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

Recent Development

On September 15, 2005, we announced that our Board of Directors has decided to explore various strategic alternatives for the Company to maximize shareholder value, including possible sale transactions involving the Company or certain of its assets.  In connection with this process, the Company has retained Seven Hills Partners LLC to act as its financial advisor.  We are uncertain whether any transaction will result from this process and if a transaction does result from that process what form it will take and what impact it may have on our stock price.

Commercial Business

The Company is in the business of developing, manufacturing, and marketing proprietary products used in the site-specific, non-invasive administration of soluble salts or other drugs into the body for medical purposes.  The Company’s active drug delivery systems employ iontophoresis (explained more fully below) as a non-invasive method of enhancing and controlling the transport of water-soluble ionic drugs into and through the skin and other body tissues using a low-level electrical current.  The Company currently markets iontophoretic products used to deliver various drug compounds.  The primary drug compounds used with our products are potent corticosteroids for the treatment of acute local inflammatory conditions and Iontocaine®, the Company’s brand of lidocaine HCl 2% and epinephrine 1:100,000 topical solution, for the administration of local dermal anesthesia.  The Company’s products are used in situations when it is advisable to avoid the pain that may accompany needle insertion and drug injection, to minimize the infiltration of carrier fluids, and/or to avoid the damage caused by needle insertion when tissue is traumatized.

The Company’s proprietary, patented iontophoresis system (the “Phoresor® system” or “Phoresor”) is designed for clinical use and is comprised of a reusable dose controller and single use, disposable active transdermal patch kits (“patch kits”).  The dose controller incorporates an advanced microprocessor to precisely control drug dosage through the Company’s proprietary single-use, disposable patch kits, including its IOGEL®, TransQ®, OptimA™, and Numby® patch kits.  The Company also markets a self-contained iontophoresis system, the Companion 80™, that provides a Mobile Solution™ allowing the patient to resume daily activity and the clinician to optimize the use of patient time in the clinic.

Using the Company’s products, medical professionals are able to deliver dexamethasone, a potent and effective corticosteroid, to treat local inflammatory conditions.  Our proprietary products, combined with dexamethasone, have the potential to address a significant unmet medical need by offering patients the benefits of the anti-inflammatory effects of dexamethasone while avoiding all of the gastrointestinal (GI) and other systemic side effects of oral drugs, such as non-steroidal anti-inflammatory drugs (NSAIDs), including Cox-II inhibitors.  Because of the negative side effects often associated with the oral or injectable administration of dexamethasone, it is used only as a second- or third-line therapy.  However, using the Company’s technology, the administration of this drug without the occurrence of these negative side effects is possible.  The Company’s products are used for site-specific corticosteroid therapy in clinics nationwide to treat a variety of conditions, including those suffered by top professional, collegiate, and Olympic athletes.

The Company also markets a specialty pharmaceutical product, Numby Stuff®, for the delivery of Iontocaine with the Phoresor system.  Numby Stuff offers non-invasive, local dermal anesthesia with rapid onset, and can be used prior to needle sticks, IV starts, lumbar punctures, PICC insertions, fine needle and skin biopsies, and other minor dermatological surgeries.

Business Strategy

The majority of the Company’s revenues are generated through the sale of the Phoresor system, which consists of a reusable dose controller and single-use disposable patch kits.  The Company is continuously seeking opportunities to improve the quality of its existing products and to market or develop new products to support this “razor-razor blade” business model.

The Company intends to promote growth in its core business by:

•                  Strengthen Product Lines – Leverage existing distributor networks and health care provider relationships and enter into new agreements to broaden and strengthen access to our served markets.

•                  Distribute New Products – Apply technological expertise on focused product development activities to provide value to our customers and to improve the competitive position of our products and our distributors.

•                  Seek New Product and Market Opportunities –Expand product offerings, identify new products and enter new markets both independently and through acquisition or collaborative relationships.

Current and Future Products

The following table lists the therapeutic applications of the principal products developed and future products pending development by the Company.  The application of the Company’s technology as an approved pharmaceutical product for the treatment of ophthalmic disease is not currently under development.  This table is qualified in its entirety by reference to such detailed descriptions.  There can be no assurance that any future products will be developed successfully or approved in a timely manner, if at all, or even if developed or approved, be successfully manufactured or marketed.  In addition, the status of development indicated below does not necessarily indicate the order in which the products shown may be submitted to or approved by the Food and Drug Administration (“FDA”).

Application	Therapeutic Agent	Product Status
Acute local inflammation	None specified	Currently marketed (1)
Dermal anesthesia	Iontocaine	Currently marketed
Ophthalmic diseases	None specified	Pre-clinical (2)
General	Water soluble ionic medicaments	Currently marketed (1) (3)

(1)          Currently marketed under 510(k) clearance for use with “ions of soluble salts or other drugs.”

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

Commercial Products.  The Company pioneered the commercial introduction of its active transdermal drug delivery systems in 1979.  These products are used principally by physical therapists (under a doctor’s prescription) and have been clinically administered in over 26 million patient treatments for the delivery of corticosteroids and other drugs.  More than 24 million of these treatments have occurred since 1990, when advancements in patch technology made by the Company led to the introduction of its present range of hydrogel patches for use with its microprocessor controlled dose controllers.  The Company’s products are also used by athletic trainers and physical therapists serving a number of professional, collegiate, and Olympic athletes and teams, including golfers, tennis players, men’s and women’s Olympic ski teams, as well as by football, basketball, baseball and hockey teams.  The Company believes that its active transdermal drug delivery systems have been accepted in the rehabilitation marketplace due to their ease of use, non-invasiveness, recognized efficacy and lack of significant side effects.

Products Under Development.  The Company continues to seek to develop and market “next generation” products for use in treating acute local inflammatory conditions.  Enhancements to its dose controllers and electrode patches, as well as the developing, manufacturing, and marketing of new products are part of the Company’s efforts to provide customers the most advanced iontophoresis technology commercially available.

IontoDex™ is a miniaturized, integrated version of the Company’s active drug transport system designed for patient in-home use to treat acute local inflammation.  This proprietary active drug transport system, combined with dexamethasone, has the potential to address a significant unmet medical need by offering patients the benefits of the anti-inflammatory effects of dexamethasone while avoiding all of the gastrointestinal (GI) and other systemic side effects of oral drugs, such as non-steroidal anti-inflammatory drugs (NSAIDs), including Cox-II inhibitors.

During fiscal 2001, the Company completed both a pivotal Phase III and a confirmatory Phase III clinical study for the delivery of dexamethasone to treat acute local inflammation.  The confirmatory study failed to meet primary clinical endpoints.  The study showed a positive response in patients treated with the drug; however, increased benefit in the study’s placebo group prevented the statistical separation between the two patient groups necessary to achieve the desired conclusions.  Due to these study results and to financial and other resource constraints, the Company suspended all major internal development efforts and may seek corporate development partners or other strategic funding sources prior to any substantial continuation of this development program.

Dermal Anesthesia

Healthcare professionals recognize the importance of managing pain associated with invasive medical procedures, such as needle injections, placement of access devices (including phlebotomies, IV catheters, lumbar punctures, epidurals, etc), dermatological procedures (biopsies, wart and mole removal, Mohs procedures, etc), as well as gynecological and urological procedures (vasectomies, etc).  In 2001, two new standards were instituted that are relevant to our product offerings.  The Occupational Safety and Health Administration (OSHA) revised their Bloodborne Pathogen Standard, requiring employers to use safer medical devices wherever feasible in order to reduce the risk of injury from sharps.  The Joint Commission on Accredited Healthcare Organizations (JCAHO) also passed their new Pain Management Standards requiring healthcare professionals to inform patients of methods available to minimize pain prior to, during, and after medical procedures.  These two new standards favor the type of non-invasive drug delivery systems that the Company offers and certain product modifications under consideration could enhance the use of the Company’s products in the dermal anesthesia market.  The Company is continuing to pursue marketing and other opportunities arising from these standards.

Commercial Products.  The Company’s Iontocaine is approved by the FDA under a New Drug Application (“NDA”) and is specifically labeled for use with the Company’s Phoresor system and its proprietary, single use, disposable active transdermal patch kits.

The Company currently sells its dermal anesthesia product into the pediatric, adult vascular access, and dermatology markets under the brand name Numby Stuff.  Numby Stuff is used to induce dermal anesthesia prior to invasive procedures and the Company believes it is more effective than the leading topical product.  However, to date, Numby Stuff has not generated significant revenues.

Ophthalmic Diseases

The Company believes that its unique active drug transport system presents a significant opportunity in the ophthalmic pharmaceutical marketplace due to large patient populations with sight threatening medical needs that are unmet.  Age-related macular degeneration (“AMD”) and diabetic retinopathy (“DR”) are the major causes of visual impairment in the United States and Europe. Both AMD and DR are conditions caused by angiogenesis (unwanted blood vessel growth) resulting in neovascularization that damages the retina and ultimately causes blindness.  Posterior uveitis and retinitis secondary to glaucoma also contribute considerably to loss of sight worldwide.  A common characteristic among all of these conditions is their occurrence at the back of the eye, where drug treatment is difficult to administer.  The Company believes that its proprietary drug delivery technology may offer a significant improvement to the current treatments available and for unmet medical needs in this area.

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

Development Stage Products.  Using its proprietary technology, the Company has developed an ocular drug delivery system that seeks to address the safe and effective administration of therapeutics to the back of the eye. The Company’s delivery system, trademarked OcuPhor™, allows for the site-specific administration of a pharmacologic agent without the collateral tissue damage associated with surgery, lasers, needle injections or implants.  OcuPhor has been designed as a platform technology to deliver drug compounds non-invasively and site-specifically to posterior segments of the eye.  Through both collaborations and internal research efforts, the Company has made significant advancements with the OcuPhor System.  Feasibility studies confirmed OcuPhor’s ability to deliver an anti-angiogenic drug to the back of the eye. Preliminary clinical studies in human volunteers have shown that the OcuPhor System is safe and well tolerated using both positive and negative polarity currents and does not produce any ophthalmic changes as measured by a series of standard tests.  Additionally, the Company has demonstrated in-vivo that the OcuPhor System is capable of delivering antiangiogenic, anti-inflammatory, antibiotic, and antiviral drugs.  The Company believes that OcuPhor’s transport capabilities are within the theoretical therapeutic range of a variety of drugs, including small molecules as well as some macromolecules and small proteins.  The Company is evaluating strategies to capitalize on this technology, including license agreements and collaborative partnerships to identify specific drugs which will be able to take advantage of the OcuPhor System and thereafter move it beyond the preclinical stage and advance its commercial development.

General Iontophoretic Drug Delivery Technology and Its Advantages

Iontophoretic drug delivery systems are designed to overcome many of the limitations associated with other drug delivery methods.  Iontophoresis is an active method of drug delivery in which water-soluble, ionized (electrically charged) drugs are transported through the skin or other body tissues for local or systemic therapeutic applications by applying a low-level electrical current.  The amount of drug delivered is proportional to the total electrical charge applied (which is a function of time and current).  Therefore, it is possible to program the system’s electrical current levels to control more precisely the desired drug dose, delivery rate and the pattern of delivery.

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

•                  Minimal variability in the delivery profiles among patients and body sites

•                  Potential for enhanced patient compliance and control

•                  Meets OSHA pain management standards for healthcare industry

•                  Compliance with Needle Stick Prevention Act of 2001.

Although the fundamentals of iontophoresis have been understood for decades, the method only became commercially practicable as a means of delivering drugs as a result of advances in electronics, materials science and electrochemistry.  These advances led to the development of more efficient and adaptable drug patches and more reliable, compact and programmable dose controllers.  The Company has an expansive portfolio of intellectual property with which it has developed iontophoretic systems that have unique and enhanced performance characteristics, which the Company believes are adaptable to a number of clinical settings and therapeutic applications.

Patents and Proprietary Rights

The Company’s proprietary technology includes patents, trademarks, trade secrets and other proprietary know-how.  These technologies are used in various combinations in the testing, evaluation and formulation of optimal ionic drug solutions and in the research, development, design and manufacture of microprocessor controlled power supplies and active transdermal patches which are specifically designed and constructed for particular therapeutic applications.

The Company has implemented a policy of actively patenting and maintaining as trade secrets and proprietary information all inventions and technologies that it believes are important to its business operations.  The Company generally seeks patent protection for its key proprietary technologies in the United States and other major markets.  The Company also relies on trade secrets, know-how, continuous technological innovations and licensing opportunities to develop and maintain its competitive position.  The Company seeks protection of its trade secrets and proprietary know-how, in part, through confidentiality agreements.  Employees, consultants, advisors, collaborators, and other individuals and entities are required to execute confidentiality agreements upon the start of employment or other contractual relationships.

In 1997, the Company acquired exclusive worldwide rights to Elan Corporation, plc’s (“Elan”) broad base of United States and foreign patents, in vitro drug transport data and in vivo animal and human clinical data, in addition to other proprietary know-how in iontophoretic drug delivery and electro-transport fields.

As of June 30, 2005, the Company held or had rights to utilize approximately 75 United States patents and 78 foreign patents and has (or has the rights to utilize) 4 pending patent applications in the United States and 29 pending patent applications in foreign countries.  The Company also owns or has licensed rights to issued and pending United States patents governing the design and manufacture of certain myoelectric prosthetic devices which it has sublicensed to a third party in connection with the sale of the Company’s Motion Control division in December 1996.

Collaborative Relationships and Licenses

The Company may enter into new collaborative relationships.  The potential collaborative partners may provide proprietary drugs, technology, financial resources, research and pharmaceutical manufacturing capabilities or marketing infrastructure to aid in the development and commercialization of the Company’s current and future products.  Depending on the availability of financial, marketing and scientific resources and other factors, the Company may also license or cross-license its technology or products to others and retain profit sharing, royalty, manufacturing, co-marketing, co-promotion or similar rights.  Any such arrangements could limit the Company’s flexibility in pursuing alternatives for the development or commercialization of its products.

The Company’s license arrangements and prior collaborative relationships include the following:

Elan.  In March 1997, the Company acquired exclusive world-wide licenses to certain iontophoretic drug delivery technologies, including rights to Elan’s broad base of United States and foreign patents, in vitro drug transport data and in vivo animal and human clinical data, in addition to other proprietary know-how in iontophoretic drug delivery and electro-transport fields.  Under the terms of the license, the Company is obligated to pay Elan a royalty on net revenues, as defined in the agreement.

Alza.  In 1993, the Company entered into a cross-license agreement with Alza Corporation (“Alza”).  Under the agreement, non-exclusive, royalty free rights to certain patented technologies were exchanged.

University of Utah.  In 1974, the Company entered into a licensing agreement with the University of Utah Research Foundation (“University”).  Under the agreement, as amended, the Company obtained an exclusive license to certain iontophoretic drug delivery technologies developed at the University.  Under the terms of the amended license, the Company is obligated to pay the University a royalty on certain sales of its iontophoretic drug delivery products through the year 2007.

Manufacturing

All of the Company’s products are inspected, labeled and prepared for shipment at its manufacturing facility in Salt Lake City, Utah.  At this facility, the Company also manufactures the patch kits and other electrode products using several proprietary materials, components, processes and production technologies developed by the Company in conjunction with its equipment and materials suppliers.  The Company has manufactured all of the drug electrode patches it has sold, and believes its electrode manufacturing capacity can be expanded to meet its needs for the foreseeable future.

The Company outsources the manufacture and assembly of its Phoresor dose controllers, which employ a variety of sub-assemblies and components that are designed or specified by the Company.  These components and subassemblies are manufactured by third parties, and are then shipped to a contract manufacturer for final assembly.  The Company’s manufacturing activities for the Phoresor are limited to design, labeling, inspection and packaging.  The Company does not manufacture or repackage any drugs or compounds used in its delivery systems.

The Company and certain of its suppliers are required to comply with FDA regulations governing manufacturing practices, including the Quality System Regulations, which mandate controls for product design, control and quality.  The Company believes it is in compliance with current Quality System Regulations.  The Company is also certified to European quality systems regulation ISO13485, which is similar to ISO 9001 and includes additional elements specifically for medical device manufacturers.  Additionally, the Company has earned the right, through continued compliance to European regulations, to place the CE mark on its products, allowing it to market them in the European community.  The Company has Good Manufacturing Practices (“GMP”) audits conducted on a regular basis.

Sales and Distribution

The Company’s marketing strategy is to position its products in the marketplace as the preferred means of administering a wide range of drugs.  The Company currently employs the use of multiple sales and distribution channels, including (i) a network of medical supply dealers; (ii) independent sales representatives; and (iii) national distribution partners.  The Company uses these distribution channels to maximize its sales and marketing resources.

The Company currently sells the majority of its products into the physical and occupational therapy, sports medicine and other healthcare markets.  The Company employs a nationwide network of distributors and independent sales representatives to sell and distribute its products in those markets.  This distribution network is supported by regional business managers and internal customer service representatives who are employees of the Company.  In addition to the Company’s domestic sales and distribution efforts for its local inflammation products in the United States, it maintains marketing and sales activities in international markets.  These sales are made through independent distributors operating in those countries.

During the fourth quarter of fiscal 2004, the Company restructured its independent distribution network to achieve long-term growth objectives.  This restructuring resulted in termination of some dealer relationships and reallocation of territories.  Although the restructuring negatively impacted fiscal 2005 product sales and average selling prices, the Company believes that the breadth of its product line, distributor pricing incentives, and the reduced interference among distributors that resulted from the restructuring will support the development of stronger business relationships with its long-term strategic distribution partners.

Two distributors combined to account for approximately 40%, 32% and 25% of the Company’s total product sales for the fiscal years ended June 30, 2005, 2004 and 2003.  Although valued distribution channels, in the event of a loss of either distributor, the Company believes that it could continue to reach a substantial portion of its end user customers through alternative distribution channels.  Less than 10% of product sales are to foreign customers.

Government Regulation

Both drugs and medical devices, including the Company’s iontophoretic drug delivery systems, are subject to extensive regulation by the FDA in the United States and by comparable authorities in other foreign countries.

The Company’s iontophoretic drug delivery products involve a medical device component, thereby subjecting such products to compliance with the FDA’s regulations governing medical devices.  Where such medical devices are labeled for use with a specific pharmaceutical product for a specific therapeutic indication, they are subject to the FDA’s regulations governing both medical devices and pharmaceutical products.  The Company’s future iontophoretic drug delivery systems may involve a pharmaceutical component or specific labeling for use with a pharmaceutical product.

Products regulated as medical devices may not be commercially distributed in the United States unless they have been cleared or approved by the FDA.  Currently, there are two methods for obtaining FDA clearance or approval of medical devices.  Devices deemed to pose less risk are placed in class I (general controls) or class II (general and special controls) and qualify for 510(k) notification, a procedure under section 510(k) of the Federal Food, Drug, and Cosmetic Act.  A medical device that does not qualify for the 510(k) clearance is placed in class III, which is reserved for devices deemed by the FDA to pose the greatest risk. A preamendment class III device is one that was on the market before May 28, 1976.  This status means that the device at present can be marketed through a 510(k) clearance, but it remains subject to a call for a Pre-Market Approval (“PMA”) application under section 515 of the Drug Act.  A PMA application generally requires a more complex submission than a 510(k) notification.  Typically, it requires showing that the device is safe and effective based on extensive and costly preclinical and clinical tests, as well as information about the device and its components regarding, among other things, manufacturing, labeling and promotion.

The regulatory status of iontophoretic devices is complex.  The FDA has classified them as class II devices eligible for marketing through 510(k) premarket clearance when intended for use with a drug whose labeling bears adequate directions for the device’s use with that drug.  However, if an iontophoretic device is intended for use with a drug that is not labeled for use with the device, the FDA considers the iontophoresis device to be a preamendment class III device.

The Company’s Phoresor received 510(k) clearance as a preamendment class III device labeled for use with ions of soluble salts or other drugs.  In 1995, the FDA approved an NDA for Iontocaine to be used as a local anesthetic and delivered iontophoretically by the Phoresor, which effectively moved the Phoresor into class II for this intended use.  Unlike Iontocaine, dexamethasone does not have an NDA approval allowing it to be labeled for iontophoretic delivery.  Thus, at the present time, the Company’s Phoresor is a preamendment class III device when used with dexamethasone (or any drug other than Iontocaine).  The Company is not currently seeking, and gives no assurance that it will ever obtain, an approved NDA for the iontophoretic delivery of any drug other than Iontocaine.

In August 2000, the FDA published a proposed rule to amend the physical medical device regulations to remove the class III iontophoresis device identification.  Because the Company’s products are all approved as class II devices, the Company does not believe that the proposed regulation would have any effect on the Company’s ability to continue the manufacturing and selling of its current products.

A lengthy and complex regulatory framework also applies to the labeling and marketing of specific drugs.  Generally these pharmaceutical products require the submission of an NDA.  The NDA approval process generally entails: (i) conducting preclinical laboratory and animal testing to enable FDA authorization of an Investigational New Drug (“IND”) application, (ii) initial IND clinical studies to define safety and dose parameters, (iii) well controlled IND clinical trials to demonstrate product safety and efficacy, and (iv) submission to the FDA of an NDA.  Preclinical studies involve laboratory evaluation of product characteristics and animal studies to assess the efficacy and safety of the drug.  Human clinical trials are typically conducted in three sequential phases.  Phase I trials normally consist of testing the product in a small number of healthy volunteers for safety and pharmacokinetic parameters using single and multiple dosing regimens.  In Phase II trials, the manufacturer evaluates safety, initial efficacy, and dose ranging of the product for specific indications in a somewhat larger patient population.  Phase III trials typically involve expanded testing for safety and clinical efficacy in a broad patient population at multiple clinical testing centers.  The FDA, under Good Laboratory Practice regulations, regulates the preclinical and clinical studies.  Results of the studies must be submitted to the FDA for review.  The FDA may grant marketing approval, require additional testing and/or information, or deny the application.  The process of obtaining FDA approval for a new product through this process may take several years and typically involves substantial risks and the expenditure of substantial resources.

The FDA regulates the Company’s quality control and manufacturing procedures by requiring it and certain of its contract suppliers to comply with certain standards, including compliance with the Quality System Regulations (for devices) and current GMP regulations (for drugs).

The Company may be subject to certain fees that the FDA is authorized to collect, including user fees authorized under the Public Health Security and Bioterrorism Preparedness and Response Act of 2002, which includes the reauthorization of user fees under the Prescription Drug User Fee Amendments of 2002 (PDUFA III).

Agencies similar to the FDA regulate medical devices and pharmaceutical products in most foreign countries. The International Standards Organization (ISO) has established regulations for medical devices in the European Union. Currently, the Company is in compliance with these regulations and its products are CE Marked. The Company will be required to meet the regulations of any foreign country where it markets its products. In addition, various aspects of the Company’s business and operations are also regulated by a number of other governmental agencies including the Drug Enforcement Agency, U.S. Department of Agriculture, the Environmental Protection Agency, the Occupational Safety and Health Administration as well as by other federal, state and local authorities.

Noncompliance with these various government regulatory requirements could result in enforcement actions that could include fines, plant closure, a recall of the Company’s products or other civil or criminal sanctions. Noncompliance as well as unanticipated changes in existing regulatory requirements or adoption of new requirements could have a material adverse effect on the Company.

Competition

The drug delivery, pharmaceutical and biotechnology industries are highly competitive and rapidly evolving, with significant developments expected to continue at a rapid pace.  The Company’s success depends upon maintaining a competitive position and developing products and technologies for efficient and cost effective drug delivery.  The Company’s products compete with other drugs and drug delivery systems, including other iontophoretic delivery systems.  The Company believes its products compete on the basis of quality, efficacy, cost, convenience, safety and patient compliance.

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

Alza, Transport Pharmaceuticals, Inc. (“Transport”) , Vyteris, Inc., and Empi, Inc. are the principal competitors engaged in the development and/or marketing of iontophoretic devices.  Alza, a licensee of the Company, and Transport, are undertaking the development of iontophoretic drug delivery systems, but do not currently market an iontophoretic product.  Vyteris is engaged in the development of iontophoretic drug delivery systems and currently sells an iontophoretic product for the inducement of dermal anesthesia.  Empi is the Company’s primary competitor in the sale of iontophoretic drug delivery systems for the treatment of acute local inflammation in the physical therapy market and, the Company estimates, controls a majority of that market.

The Company’s iontophoretic system for delivering Iontocaine for the inducement of dermal anesthesia primarily competes with traditional methods of delivering dermal anesthetics by needle injection or is used in circumstances where either no anesthesia is used, due to the pain associated with needle injection (including needle injections themselves), or where topical anesthetic creams are used.  The most effective and widely used topical anesthetic cream, EMLA, is manufactured and sold by AstraZeneca International, a large international pharmaceutical company.  There can be no assurance that the Company can effectively compete with these products or any other drug delivery system.

Employees

As of June 30, 2005, the Company has 50 full-time employees, 8 of whom hold either an advanced business or technical degree.  Of the Company’s full-time employees on that date,, 6 were engaged in engineering and product development, 26 in manufacturing and quality control, and 18 in sales, marketing and general administration.  None of the Company’s employees is represented by a labor union.  The Company has not experienced any employee related work stoppages and considers its relations with employees to be good.

Item 2.           PROPERTIES

The Company’s administrative, manufacturing operations, and research office space is housed in a single facility, consisting of approximately 34,000 square feet, located at 2441 South 3850 West in Salt Lake City, Utah.  The facility is leased to the Company until December 31, 2012.  The Company believes its facilities will be adequate and suitable for its present needs and that additional space will be available as needed.

Item 3.           LEGAL PROCEEDINGS

The following discussion provides a summary of certain outstanding and settled legal matters.  In addition to the specific legal matters discussed below, the Company is subject to various claims and legal proceedings covering matters that arise in the ordinary course of business.

(a) Outstanding Legal Matters

Birch Point Medical, Inc. v IOMED, Inc., U.S. District Court for the district of Minnesota.  This claim was filed on May 11, 2004.  The complaint involves a patent infringement claim asserted against the Company by Birch Point Medical, Inc., a Minnesota corporation, related to the Company’s recently released Companion 80 product, which is an iontophoretic drug delivery system.  The patent-in-suit is U.S. Patent No. 6,653,014, which Birch Point Medical acquired by assignment.  Birch Point Medical has not asserted that any of the Company’s other products infringe the patent-in-suit.  The Company has denied infringement, and has asserted a counterclaim for a declaratory judgment of noninfringement and/or that the patent is invalid.  The parties have filed cross motions for summary judgment on the issue of infringement, which have not been ruled upon.  At this stage it is too early to predict the outcome.  The Company intends to vigorously defend this lawsuit and prosecute its counterclaims.

EEMSO, Inc. v. Compex Technologies, Inc. f/k/a Rehabilicare, Inc. (“Compex”) and Iomed, Inc., U.S. District Court for the Northern District of Texas.  This action was initially filed on April 6, 2005 by a competitor of Iomed in the District Court of Dallas County, Texas, 192nd Judicial District and was removed by Iomed and co-defendant Compex Technologies to the U.S. District for the Northern District of Texas, Dallas Division.  The complaint alleges that Compex, a distributor of Iomed’s iontophoretic drug delivery products, wrongfully and in violation of a non-disclosure agreement with EEMSO, provided confidential proprietary information to Iomed pertaining to an integrated electrode iontophoretic device that had been developed by EEMSO.  The complaint further alleges that Iomed misappropriated this information and incorporated features of the EEMSO product in its own integrated electrode product (the Companion80), and that Iomed is liable for interference with contract, unfair competition, conversion and civil conspiracy.  EEMSO seeks injunctive relief and monetary damages.  The case is in the discovery phase and it is too early to predict the outcome.   Based on its own initial analysis of the complaint Iomed believes that there is no basis for EEMSO’s claims against the Company and intends to vigorously defend against these claims.

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

(b) Settled Legal Matters

Effective on August 31, 2005 the parties to the following proceedings, IOMED, Inc. v. Jamal Yanaki, et. al, Yanaki  v. IOMED, Inc. et al, Moss v. IOMED, Inc., et al and Yanaki v IOMED, Inc., et al, entered into a settlement pursuant to which the Company’s involvement in each of these matters was resolved.  In connection with that agreement, the Company made a net payment of $137,500 and received a royalty free non-exclusive license to use certain intellectual property owned by a defendant.  The Company also entered into mutual releases of claims with each of the parties to the litigation.

IOMED, Inc. v. Jamal Yanaki, et al., Third District Court of Utah, Salt Lake County.  IOMED filed the Complaint in this action on April 2, 2002.  As amended on December 2, 2002 (the “Amended Complaint”), IOMED named as defendants Jamal Yanaki, ActivaTek, LLC, Ceramatec, Inc., Ashok Joshi, James Weersing, Shunt Power Technology, LLC, and Empi, Inc.  On February 27, 2003, IOMED filed an additional complaint against JRW Technology, Inc. in the Third District Court of Utah, Salt Lake County

asserting claims arising out of the same factual allegations.  Mr. Yanaki is a former IOMED executive officer.  ActivaTek, LLC is a company formed by Mr. Yanaki and Ceramatec following his resignation from IOMED.  Ceramatec is an engineering consulting firm.  Mr. Joshi is the principal owner of Ceramatec.  Mr. Weersing is the former chief executive officer and chairman of IOMED.  Shunt Power Technology and JRW Technology are companies formed by Mr. Weersing.  Empi is IOMED’s principal competitor in the iontophoretic marketplace.  In addition, Mr. Weersing was a managing director of MBW Venture Partners, LP, which beneficially owned more than five percent of IOMED’s common stock at the time the litigation commenced.

The claims arose out of IOMED’s allegations that the defendants engaged in conduct to misappropriate IOMED’s confidential information related to a new product that was being developed by IOMED under the supervision of Messrs. Weersing and Yanaki.  In the Amended Complaint, IOMED alleged that all defendants misappropriated trade secrets, tortiously interfered with IOMED’s economic relationships and engaged in a civil conspiracy. IOMED further alleges that Messrs. Weersing and Yanaki engaged in fraud and tortiously interfered with IOMED’s contractual relationships, breached fiduciary duties and duties of loyalty and, that Mr. Yanaki breached his contract with IOMED and an implied covenant of good faith and fair dealing.  IOMED sought injunctive relief against all defendants.

In response, a Counterclaim was filed with respect to the Amended Complaint on January 10, 2003 against IOMED and certain IOMED employees, including Mr. Robert J. Lollini, President and Chief Executive Officer.  The counterclaim alleged, among other things, defamation and sought, among other things, $5 million in monetary damages.

Yanaki v. IOMED, Inc., et al and Moss v. IOMED, Inc., et al, U.S. District Court for the District of Utah.  On April 14, 2003, Mr. Yanaki and Ms. Susan I. Moss filed separate Complaints against IOMED and certain IOMED employees and agents, alleging violation of civil rights, invasion of privacy, intentional infliction of emotional distress, trespassing, and conspiracy. These actions, which were subsequently consolidated into a single action, are related to the state court action involving Jamal Yanaki, et al. discussed above in that they arose out of the seizure of Mr. Yanaki’s computer hard drives, other electronic media, and certain business files, pursuant to an order by the Third Judicial District Court for the State of Utah.  The court-ordered seizure was conducted by the Salt Lake County Sheriff’s Office.  Mr. Yanaki and Ms. Moss were seeking, among other things, combined monetary damages of $60 million.  On January 27, 2004, the court granted, with prejudice, the Company’s motion to dismiss these claims.  The Tenth Circuit Court of Appeals affirmed the District Court’s dismissal.

Yanaki v IOMED, Inc., et al, Third District Court of Utah, Salt Lake County.  Mr. Yanaki filed the Complaint against IOMED and certain IOMED employees on June 24, 2003.  The complaint alleged, among other things, unlawful employment practices, discrimination and breach of contract by the Company and certain of its employees.  This Complaint is related to the state court action involving Jamal Yanaki, et al. discussed above in that the claims asserted arose from the same series of transactions and occurrences.  Mr. Yanaki was seeking compensatory and punitive damages, declaratory relief, and attorneys’ fees.  On February 10, 2004, the Court granted the Company’s motion to dismiss this claim.  The plaintiff indicated an intent to ask leave of the Court to file claims as a Counterclaim in the trade secret litigation described above.  In addition, the Utah State Court of Appeals upheld the Utah State District Court ruling which granted the Company’s motion to dismiss this claim.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

PART II

Item 5.           MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company’s common stock is traded on the American Stock Exchange (the “AMEX”), under the symbol “IOX”.  The following table sets forth, for the periods indicated, the high and low sales prices as reported by the AMEX.  These prices represent quotations between dealers and do not include retail mark-up, markdown or commission, and do not necessarily represent actual transactions.

	Fiscal 2005		Fiscal 2004
	High	Low	High	Low
First Quarter	$2.95	$1.36	$2.94	$1.00
Second Quarter	$2.72	$1.60	$2.58	$1.86
Third Quarter	$2.78	$1.70	$3.50	$1.90
Fourth Quarter	$2.38	$1.85	$3.74	$2.40

Security Holders

As of June 30, 2005, there were 121 shareholders of record of the Company’s common stock.

Dividends

The Company has not paid dividends to date and does not anticipate or contemplate paying cash dividends in the foreseeable future.  It is the present intention of management to utilize all available funds for the development and growth of the Company’s business.

Equity Compensation Plan Information

The following table shows information about the securities authorized for issuance under the Company’s equity compensation plans as of June 30, 2005:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,323,391	$2.50	1,498,123

Equity compensation plans not approved by security holders	—	—	—

Total	1,323,391	$2.50	1,498,123

Recent Sales of Unregistered Securities

None.

Item 6.           SELECTED FINANCIAL DATA

The following selected income statement data for the years ended June 30, 2005, 2004 and 2003, and the balance sheet data as of June 30, 2005 and 2004 are derived from the audited financial statements included in this report and should be read in conjunction with those financial statements and the notes thereto.  The selected income statement data for the years ended June 30, 2002 and 2001, and the balance sheet data as of June 30, 2003, 2002 and 2001 are derived from the audited consolidated financial statements of the Company, which are not included herein and are qualified by reference to such financial statements and the notes thereto.  Certain reclassifications have been made to prior year balances to conform to the financial statement presentation included herein.

	Fiscal Year ended June 30,
	2005	2004	2003		2002	2001
Income Statement Data:

Product sales, net	$11,426,000	$12,189,000	$11,935,000		$11,169,000	$11,142,000
Cost of products sold	4,401,000	4,607,000	4,376,000		4,165,000	3,807,000
Gross profit	7,025,000	7,582,000	7,559,000		7,004,000	7,335,000

Operating costs and expenses:
Selling, general and administrative	5,703,000	5,593,000	5,711,000		5,585,000	8,042,000
Research and development	993,000	1,050,000	1,232,000		2,600,000	7,707,000
Non-recurring (income) expense	—	—	(76,000	)(1)	1,695,000 (2)	353,000 (3)
Total costs and expenses	6,696,000	6,643,000	6,867,000		9,880,000	16,102,000

Income (loss) from operations	329,000	939,000	692,000		(2,876,000)	(8,767,000)

Interest expense	(121,000)	(169,000)	(213,000)		(263,000)	(78,000)
Interest income & other, net (4)	217,000	184,000	306,000		777,000	969,000

Net income (loss)	$425,000	$954,000	$785,000		$(2,362,000)	$(7,876,000)

Diluted Per Common Share Amounts:
Net income (loss)	$0.06	$0.12	$0.10		$(0.36)	$(1.20)

Shares used in computing diluted per share amounts (5)	7,665,000	7,708,000	7,497,000		6,545,000	6,541,000

Balance Sheet Data:
Cash and cash equivalents	$8,293,000	$7,338,000	$5,921,000		$4,422,000	$6,436,000
Restricted cash	585,000	1,062,000	1,689,000		2,279,000	2,655,000
Total assets	12,538,000	12,511,000	12,491,000		12,079,000	16,896,000
Long-term obligations, including current portion	1,368,000	1,971,000	2,569,000		3,125,000	3,700,000
Accumulated deficit	(31,732,000)	(32,157,000)	(33,111,000)		(33,896,000)	(31,534,000)
Shareholders’ equity	9,868,000	9,443,000	8,416,000		7,631,000	9,983,000

_________________________

(1)          Reflects the reversal of the remaining accrual amount relating to the fiscal 2000 lease abandonment charge for facilities relocation.

(2)          Reflects a $1,190,000 non-recurring, non-cash charge for the impairment of long-lived assets and a $505,000 non-recurring restructuring charge.

(3)          Reflects a non-recurring restructuring charge.

(4)          Includes income from contract research, royalties, and license fees.

(5)          See Notes to Consolidated Financial Statements for information concerning the computation of per share amounts.

Item 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and the related Notes thereto included elsewhere in this Report.  The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties.  The Company’s actual results of operations could differ significantly from those anticipated in such forward-looking statements as a result of numerous factors discussed under Item 1 “Business” and elsewhere in this Report.

Overview

The Company is a leader in the development, manufacture and sale of active drug delivery systems primarily used to treat local inflammation in the physical and occupational therapy and sports medicine markets.  The Company’s current product line is based on proprietary iontophoretic drug delivery technology.  The majority of the Company’s revenues have been generated through the sale of the Phoresor system, including the reusable dose controller and single use, disposable patch kits.  The Company is pursuing opportunities to advance its position as a provider of quality, innovative medical products that improve patient healthcare.  In addition, the Company is seeking collaborative opportunities to develop its non-invasive drug delivery technology to satisfy unmet medical needs.  The Company has proprietary iontophoresis technology in various stages of research and product development primarily for transdermal drug delivery and for the treatment of ophthalmic disease.  From its inception through fiscal 2002, the Company had generally incurred operating losses as a result of costs associated with internally funded research and development activities.  During fiscal 2003, 2004 and 2005, the Company reported net income.  As of June 30, 2005, the Company’s accumulated deficit was approximately $31.7 million.  The Company’s ability to sustain profitability will depend on its ability to achieve market acceptance and successfully expand sales of its existing products and successfully complete the development of, receive regulatory approvals for, and successfully manufacture and market its current and future products, and resolve pending litigation matters, as to which there can be no assurance.

Recent Development

On September 15, 2005, we announced that our Board of Directors has decided to explore various strategic alternatives for the Company to maximize shareholder value, including possible sale transactions involving the Company or certain of its assets.  In connection with this process, the Company has retained Seven Hills Partners LLC to act as its financial advisor.  We are uncertain whether any transaction will result from this process and if a transaction does result from that process what form it will take and what impact it may have on our stock price.

Fiscal Years Ended June 30, 2005 and 2004

Product sales.  Product sales decreased 6% to $11.4 million in fiscal 2005 from $12.2 million in fiscal 2004.  Product sales in the current period were impacted by a reduction in the Company’s average selling prices due, in part, to factors relating to the restructuring of the Company’s distribution network.  In addition, the effect of cost constraints in physical therapy clinics, including legislative changes in certain workers’ compensation markets, is, among other factors, resulting in decreased reimbursement for physical therapy services, which may have an indirect impact on the utilization of the Company’s products.  Other market trends have resulted in an increasing portion of the Company’s sales to large national suppliers who offer a broader line of products and lower overall pricing.  These suppliers have greater access to the Company’s volume discounts, which results in lower average selling prices realized by the Company.  Sales in the current period were further impacted by a reduction in inventory levels carried by certain of the Company’s dealers.  The Company believes the inventory reductions were due, in part, to the restructuring of its dealer network.  Existing orders from dealers that reduced their inventory levels have improved, but have not returned to historical levels.  Sales in fiscal 2005 were favorably impacted by increased unit volumes of new products, which, to date, have exceeded the Company’s estimates.

Costs of Products Sold.  Costs of products sold were $4.4 million in fiscal 2005 compared to $4.6 million in the prior year.  Gross margins on product sales were 61.5% in fiscal 2005 compared to 62.2% in the prior year.  The beneficial effects of the renegotiated facility lease, including decreased monthly rent and allocated depreciation expense, mitigated the effects of lower total product sales and average selling prices on gross margin.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased 2% to $5.7 million in fiscal 2005 compared to $5.6 million in the prior year.  The increase relates primarily to litigation expenses which off-set the reductions in on-going selling, general and administrative expenses achieved from operating efficiencies initiated over the last four years.  Although the recent resolution of certain of this litigation (See “Item 3. Legal Proceedings.”) will have a beneficial effect, litigation related expenses will continue to effect future general and administrative expenses.  Expenses related to litigation, including the establishment of reserves with respect thereto, were $1.0 million and $0.4 million in fiscal 2005 and 2004, respectively.   The Company continues to look for opportunities to reduce expenses.  The beneficial effects of a re-negotiated facility lease also resulted in additional expense reductions and cash flow contributions during fiscal 2005.

Research and Product Development Expense.  Research and product development expenditures decreased 5% to $1.0 million in fiscal 2005 compared to $1.1 million for the prior year.  The decrease is primarily a result of the beneficial effects of the renegotiated facility lease, including decreased allocations of monthly rent and depreciation expense.  During fiscal 2006, the Company intends to focus research and product development efforts on its core business and new market opportunities for its iontophoresis technology.

Other Income and Expenses.   Interest expense decreased to $121,000 in fiscal 2005 from $169,000 in the prior year due to a decreasing balance on long-term obligations.  Interest income and other miscellaneous income was $217,000 in fiscal 2005 compared to $184,000 in the prior year.  Amounts in both periods reflect interest earnings on invested cash balances and income from a royalty and license agreement.  The increase was due to increased interest income from improved rates and a larger invested cash balance offset, in part, by reduced royalty income from the royalty and license agreement.  Under the terms of this agreement, the royalty rate decreased beginning during fiscal 2004.

Income Taxes.  During fiscal years 2005 and 2004, the Company recognized no income tax expense due to certain future tax benefits and the reversal of valuation allowance that had been previously recorded to offset deferred tax assets associated with the Company’s net operating loss carryforwards.  The Company has substantial net operating loss carryforwards, which, under the current “change of ownership” rules of the Internal Revenue Code of 1986, as amended, may become subject to substantial annual limitation in the future.  Such “changes of ownership” can result from purchases and sales of our shares by large shareholders.  If we experience a 50% change in the ownership of our stock, then we may be limited in the amount of net operating loss carryforwards that we can use in any given year.  Due to the uncertainty of the realizability of the Company’s net deferred tax assets, primarily associated with net operating loss carryforwards, the Company has recorded a full valuation allowance to offset these deferred tax assets.  The Company will continue to monitor the realizability of these assets and could adjust the valuation allowance in the future.

Net Income.  The Company recognized net income of $425,000, or $0.06 per diluted share, during fiscal 2005 compared with net income of $954,000, or $0.12 per diluted share, during the prior year. The fluctuations are a result of the changes discussed above.

Fiscal Years Ended June 30, 2004 and 2003

Revenues.  The Company achieved record annual product sales of $12.2 million in fiscal 2004, a 2% increase from $11.9 million in fiscal 2003.  Revenues from increased unit volume were offset, in part, by dealer price incentives introduced during the fourth quarter of fiscal 2004 that were recorded as a reduction of revenues.  Sales from three products introduced by the Company in the last half of fiscal 2004 contributed to an increase in unit volume demand.

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

Research and Product Development Expense.  Research and product development expenditures decreased 15% to $1,050,000 in fiscal 2004 from $1,232,000 in fiscal 2003, reflecting reduced consulting and other expenses associated with a determination to focus development efforts on improvements to existing products and completing development of new products for its core business.

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

Other Income and Expenses.  Interest expense decreased to $169,000 in fiscal 2004 from $213,000 in fiscal 2003 due to a decreasing balance on long-term obligations.  Interest income and other miscellaneous income was $184,000 in fiscal 2004 compared to $306,000 in fiscal 2003.  Amounts in both periods reflect interest earnings on invested cash balances and income from a royalty and license agreement.  The decrease is primarily due to reduced royalty income from the royalty and license agreement, which under the terms of the agreement, the royalty rate decreased during fiscal 2004 and future periods.

Income Taxes.  No income tax expense was recognized for fiscal 2004 or 2003.

Net Income.  Net income of $954,000 in fiscal 2004 was a 22% increase over the $785,000 net income reported in fiscal 2003.  The improvement in fiscal 2004 was principally a result of reduced operating expenses.

Liquidity and Capital Resources

During fiscal 2005, 2004, and 2003, the Company’s operations, including costs associated with its research and development programs, were funded largely by cash flow from its commercial operating business.

As of June 30, 2005, the Company had cash and cash equivalents totaling approximately $8.3 million.  Additionally, the Company had approximately $0.6 million of long-term restricted cash, invested in mutual funds and used to secure long-term financing.  Cash in excess of immediate requirements is invested in a manner which is intended to maximize liquidity and return while minimizing investment risk, and, whenever possible, the Company seeks to minimize the potential effects of concentration of credit risk.

The Company generated $1.1 million, $1.4 million and $1.7 million in cash from operating activities in fiscal 2005, 2004 and 2003, respectively.  The decrease in positive operating cash flow in fiscal 2005 was a result of decreased net income, primarily from lower product sales and increased litigation related expenses, and lower depreciation and amortization expenses offset, in part, by a net increase in trade accounts payable and accrued expenses related to the timing of payments for litigation and other expenses.   In fiscal 2004, cash generated from operations was offset, in part, from the payment of certain accrued and other liabilities.

As of June 30, 2005, the Company had approximately $1.4 million, including the current portion, outstanding under financing agreements.  The Company does not anticipate a significant investment in capital equipment during the next 12 months.  The Company’s equipment and furniture expenditures were $61,000, $95,000, and $200,000 in fiscal 2005, 2004, and 2003, respectively.

Other sources and uses of cash during the periods included the following:  During fiscal 2005, the Company used $603,000 for payments on long-term obligations and its restricted cash requirements decreased $477,000.  The reduction in cash restrictions resulted from payments made on long-term obligations and more favorable terms negotiated with the lender.  During fiscal 2004, the Company used $598,000 for payments on long-term obligations; received $73,000 in proceeds from exercise of stock options; and its restricted cash requirements decreased $627,000.  During fiscal 2003, the Company used $556,000 for payments on long-term obligations and its restricted cash requirements decreased $590,000.

During fiscal 2006, costs associated with its commercial business, including research and development activities, will be funded internally from the Company’s established commercial business; term loan and capital lease financing agreements; and from existing cash balances.  The Company anticipates that at its current operating levels, existing cash balances and cash generated from operations will be sufficient to fund its operating needs through fiscal 2007 and beyond.  However, the Company may be required to or elect to raise additional capital before that time.  The Company’s actual capital requirements will depend on numerous factors, many of which are outside the Company’s control.

Disclosure About Contractual Obligations

The following table represents the Company’s contractual obligations as of June 30, 2005:

	Payments Due by Period
Contractual Obligation	Total	Less Than 1 year	1 – 3 years	3 – 5 years	Greater than 5 years
Term loan obligations	$1,377,000	$486,000	$891,000	$—	$—
Capital Lease obligations	123,000	123,000	—	—	—
Operating Leases	2,127,000	271,000	552,000	559,000	745,000
Total Contractual Obligations	$3,627,000	$880,000	$1,443,000	$559,000	$745,000

Operating lease obligations in the above schedule primarily reflect the lease agreement for the Company’s administrative, manufacturing operations, and research office facility.

Critical Accounting Policies

The Securities Exchange Commission’s Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements.  The following list is not intended to be a comprehensive list of all of our accounting policies.  Our significant accounting policies are more fully described in Note 1 of our consolidated financial statements.  In many cases, the accounting treatment of a particular transaction is dictated by U.S. generally accepted accounting principles, with no need for management’s judgment or estimation in its application.  There are also areas in which management’s judgment in selecting an available alternative would not produce a materially different result.  The following is a brief discussion of the more significant accounting policies and methods we employ:

General - The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition – Revenues on product sales are recognized when there is persuasive evidence that an arms length transfer has occurred, generally upon shipment, when title has passed, and the price is fixed or determinable.  The Company provides its customers certain purchase incentives, including performance rebates and volume pricing discounts, based on the achievement of specified purchase levels.  The Company accrues for performance rebates based upon estimated customer purchase levels and records volume pricing discounts when products are purchased.  Revenue, which is stated as net product sales, is reduced by these incentives.

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

Additional Risk Factors

Future results could differ materially from those currently anticipated by the Company due to a number of factors, including those identified in this section and elsewhere in this Form 10-K, any of which could have a material adverse impact on the Company’s business, financial condition or results of operations.

Uncertainty of Future Profitability.  With limited exception, prior to fiscal 2003, the Company has sustained losses in each fiscal year.  The Company had an accumulated deficit of $31.7 million as of June 30, 2005.  The Company’s ability to sustain profitability will depend on its ability to maintain and successfully expand market acceptance and sales of its existing products, its ability to successfully complete the development of, receive regulatory approvals for and successfully manufacture and market its new products, and its ability to efficiently manage and resolve its current litigation matters.  The success of the Company’s current and future products may also depend on the timing of new product introductions by the Company relative to its competitors and other factors.

Reliance on Third Party Distribution.  The Company presently markets its products through a nationwide network of independent distributors and sales representatives.  In order to broaden distribution and market penetration of its current and future products, the Company may expand its marketing presence through direct sales and marketing or through co-marketing of its products with collaborative marketing partners or distributors that have national or market-specific marketing capabilities. There can be no assurance that the Company will be able to maintain existing, or establish new, marketing arrangements on terms favorable to the Company, if at all.  Two distributors combined to account for approximately 40%, 32% and 25% of the Company’s total product sales for the fiscal years ended June 30, 2005, 2004 and 2003.  Although the Company has alternative distribution channels, product sales may decrease in the event of a loss of either distributor.

Intense Competition and Rapid Technological Change.  The drug delivery, pharmaceutical and biotechnology industries are highly competitive and rapidly evolving, with significant developments expected to continue at a rapid pace.  Many competitors, including public and private corporations, academic institutions, governmental agencies and other public and private research organizations, are involved in the development of drug delivery systems, including competing electrotransport-related drug delivery technologies.  Many of these competitors have substantially greater financial and other resources, are more experienced, and are larger, more established organizations than the Company.  In addition, these competitors may offer broader product lines, have greater name recognition, and offer discounts as a competitive tactic.  Accordingly, competitors may succeed in developing competing technologies, and obtaining FDA approval or gaining market share for products, more rapidly than the Company.  Many of these competitors currently have drug delivery products that are approved or in development.  There can be no assurance the Company’s competitors will not succeed in more rapidly developing or marketing products that are more effective or commercially attractive than the Company’s current or future products, or that would render the Company’s products obsolete or noncompetitive.  There can also be no assurance the

Company will have the financial resources, technical or management expertise, or manufacturing or support capability to compete in the future.

The first pharmaceutical product to reach the market in a therapeutic area or using a certain drug delivery technology generally obtains and maintains a significant market share relative to later entrants to the market.  The Company’s success will depend on its ability to maintain a competitive position and develop new products and technologies for efficient and cost effective drug delivery.  There can be no assurance any of the Company’s products will have advantages that will be significant enough to cause medical professionals to prefer or even use them.  New drugs or further development of alternative drug delivery methods may provide greater therapeutic benefits for a specific drug or indication, or may offer comparable performance at lower cost, than that offered by the Company’s products.

Dependence on Patents and Proprietary Technology.  The Company’s ability to commercialize and continue to commercialize its products and products under development will depend, in part, on its or its licensors’ ability, both in the United States and in other countries, to obtain patents, enforce those patents, preserve trade secrets and operate without infringing on the proprietary rights of third parties.

The patent positions of drug delivery, pharmaceutical and biotechnology companies are highly uncertain and involve complex legal and factual questions.  There can be no assurance the patents currently owned and licensed by the Company, or any future patents, will prevent other companies from developing similar or therapeutically equivalent products, or that other companies will not be issued patents that may prevent the sale of Company products or require licensing and the payment of significant fees or royalties by the Company.  Furthermore, there can be no assurance any of the Company’s products or methods will be patentable, will not infringe upon the patents of third parties, or that the Company’s patents or future patents will give the Company an exclusive position in the subject matter claimed by those patents.  The Company may be unable to avoid infringement of third party patents and may have to obtain licenses, defend infringement actions or challenge the validity of those patents in court.  See “Item 3. Legal Proceedings.”  There can be no assurance a license will be available to the Company, if at all, on terms and conditions acceptable to the Company, or that the Company will prevail in any patent litigation.  There can be no assurance the Company’s pending patent applications will result in issued patents, patent protection will be secured for any particular technology, any patents that have been or may be issued to the Company or its licensors will be valid or enforceable or that the Company’s patents will provide meaningful protection to the Company.

The Company also relies on trade secrets and other unpatented proprietary information in its product development activities.  The Company seeks to protect trade secrets and proprietary knowledge, in part, through confidentiality agreements with its employees, consultants, advisors and collaborators.  To the extent the Company relies on confidential information to maintain its competitive position, there can be no assurance other parties may not independently develop the same or similar information.  These agreements may not effectively prevent disclosure of the Company’s confidential information and may not provide the Company with an adequate remedy in the event of unauthorized disclosure of such information.  The Company’s failure to obtain or maintain patent and trade secret protection, for any reason, could have a material adverse effect on the Company’s business, financial position and results of operations.  Also, the effect of potential legislative changes on the Company’s intellectual property is uncertain.

Defense of Our Intellectual Property Rights.  If we fail to protect our proprietary rights adequately, our competitors might gain access to our technology and, even if we protect it properly, unauthorized parties might attempt to copy aspects of the Company’s products or to obtain and use information that the Company regards as proprietary.  Other persons might independently develop similar or competing technologies or methods or design around the Company’s patents.  In addition, the laws of many foreign countries in which the Company or its customers do business do not protect intellectual property rights to the same extent as the laws of the United States.  As a result, competitors might offer similar products with which the Company might not be able to compete successfully.

Furthermore, the Company might be required to expend significant resources to monitor and protect its intellectual property rights.  It may initiate claims or litigation against third parties for infringement of its proprietary rights or to establish the validity of its proprietary rights.  Any litigation involving the Company’s intellectual property, whether or not it is resolved in the Company’s favor, could result in significant expense and divert the efforts of the Company’s technical and management personnel.  See “Item 3. Legal Proceedings.”

Exploration of Strategic Alternatives.  On September 15, 2005, we announced that our Board of Directors has decided to explore various strategic alternatives for the Company to maximize shareholder value, including possible sale transactions involving the Company or certain of its assets.  In connection with this process, the Company has retained Seven Hills Partners LLC to act as its financial advisor to the Company.

We are uncertain whether any transaction will result from this process and if a transaction does result from that process what form it will take and what impact it may have on our stock price.  Uncertainties related to this process include:

•                  The exploration of strategic alternatives may disrupt our operations and divert management’s attention, which could have a material adverse effect on our business, financial condition or results of operations;

•                  The perceived uncertainties as to our future direction may result in the loss of, or failure to attract, customers, employees or business partners;

•                  Difficulties retaining or replacing key employees who leave because we are exploring strategic alternatives;

•                  The process of exploring strategic alternatives may be more time consuming and expensive than we currently anticipate; and

•                  We may not be able to identify attractive strategic alternatives, and even if such alternatives are identified, we may not ultimately consummate a transaction or, if consummated, such transaction may not enhance shareholder value.

Retention and Attraction of Key Employees.  The Company is dependent on its ability to continue to attract and retain qualified scientific, managerial, manufacturing, engineering and sales and marketing personnel.  There is intense competition for qualified personnel in the Company’s area of activity, and there can be no assurance the Company will be able to continue to attract and retain the qualified personnel necessary for the development of its business.  The Company does not carry key-man insurance with respect to any of its executives or employees.

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

Before seeking regulatory approval for the commercial sale of its products, the Company must demonstrate through preclinical studies and clinical trials that those products are safe and effective for use in the target indications.  There can be no assurances the Company will be able to complete its clinical trials in a timely manner, if at all.  The results from preclinical studies and early clinical trials may not be indicative of results the Company will obtain in large-scale testing.  There can be no assurance the Company’s clinical trials will demonstrate sufficient safety and efficacy to obtain requisite regulatory approvals or that those clinical trials will result in additional marketable products.  The use of any product the Company develops may produce undesirable side effects that could result in the interruption, delay or suspension of clinical trials, or the failure to obtain FDA or other regulatory approval for targeted indications.  If the Company’s future products are not shown to be safe and effective in clinical trials, the resulting delays in developing other compounds and conducting related preclinical testing and clinical trials, as well as the need for additional financing to complete such testing and trials, could have a material adverse effect on the Company’s business, financial condition, and results of operations.

Uncertainties Related to Collaborative Partners.  The Company has previously entered into arrangements with corporate partners, licensors, licensees and other parties for the development, clinical testing, manufacture, marketing or commercialization of certain of its products or products in development.  The process of establishing collaborative partners is difficult, time-consuming, and involves significant uncertainty.  Discussions with potential collaborators may not lead to the establishment of new collaborative relationships on favorable terms, if at all.  If successful in establishing a collaborative agreement, such agreement may never result in the successful development of products or the generation of significant revenue.  Until the Company elects to and enters into additional collaborative agreements, it will be required to internally fund all of its research and development expenditures.  Any such agreements could limit the Company’s flexibility in pursuing alternatives for the development or commercialization of its products. To the extent the Company chooses not, or is not able, to establish such collaborations, it could experience significantly increased business risk and capital requirements in the development, clinical testing, manufacturing, marketing and commercialization of new products.  The Company could also encounter significant delays in introducing products into markets or find that the development, manufacture or sale of proposed products in such markets is adversely affected by the absence of those collaborative arrangements.

Need to Manage Expanding Operations.  If the Company is successful in achieving increased market acceptance of its current and future products, it will be required to expand its operations, particularly in the areas of research and development, sales and marketing, and manufacturing. As the Company expands its operations in these areas, those expansions will likely result in new and increased responsibilities for management personnel and place significant strain on the Company’s management, operating and financial systems and other resources. To accommodate any such growth and compete effectively, the Company will be required to implement improved information systems, procedures and controls, and to expand, train, motivate and manage its work force. The Company’s future success will depend to a significant extent on the ability of its current and future management personnel to operate effectively both independently and as a group.  There can be no assurance the Company’s personnel, systems, procedures and controls will be adequate to support the Company’s future operations.

Risks Related to Possible Business Combinations or Acquisitions.  From time to time, we have evaluated and in the future may evaluate potential acquisitions of businesses, services, products or technologies.  These acquisitions may result in a potentially dilutive issuance of equity securities, the incurrence of debt and contingent liabilities, and amortization of expenses related to intangible assets.  In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies, services and products of the acquired companies, the diversion of management’s attention from other business concerns, risks of entering markets in which we have no or limited direct prior experience and the potential loss of key employees of the acquired company.

Future Capital Needs; Uncertainty of Additional Funding.  Our capital requirements will depend on numerous factors, including but not limited to, requirements to improve or increase manufacturing capacity, business acquisition opportunities, the costs and timing of research and development activities, the number and type of clinical tests required in seeking approval of products from governmental agencies, the success of the development efforts, the costs and timing of sales and marketing expansion, the extent to which existing and new products gain market acceptance, the ability to enter into new collaborative relationships, competing technological and market developments, the progress of distributors’ sales efforts, the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending intellectual property rights,  and other factors.

Although the Company believes that at its current operating levels, existing cash balances and cash generated from operations will be sufficient to fund its operating needs through fiscal 2007 and beyond, it may be required or elect to raise additional capital before that time.  To satisfy its capital requirements, the Company may seek to raise funds through public or private financings, collaborative relationships or other arrangements. Any additional equity financing may be dilutive to shareholders and debt financing may involve significant restrictive covenants.  Collaborative arrangements to raise additional funds may require the Company to relinquish its rights to certain of its technologies, products or marketing territories. There can be no assurance that any such financing, if required, will be available on terms satisfactory to the Company, if at all.  Failure to raise capital when needed could have a material adverse effect on the Company’s business, financial condition and results of operations.

Uncertainty of Government Regulation.  The research, development, manufacture and marketing of the Company’s products are extensively regulated by the FDA, which requires its approval of drugs and medical devices before they can be marketed in the United States.  Similar approvals are also required from other regulatory bodies in foreign countries.  The regulatory processes established by these government agencies are lengthy, expensive and uncertain.  In addition, once approval is obtained, that approval may be withdrawn.

The Company has received approval from the FDA on its NDA for Iontocaine, and the FDA has allowed the Company to market its iontophoretic dose controllers and electrode products for use with ions of soluble salts or other drugs under the FDA’s 510(k) regulations governing medical devices.  However, in 1994, the FDA publicly stated that it intends to require manufacturers of iontophoretic devices to obtain PMAs for marketed devices currently used with drugs not specifically labeled for iontophoretic delivery, which would include the Company’s dose controller for use with ions of soluble salts or other drugs, such as dexamethasone.  The agency to date has not published such a regulation.

If the FDA calls for PMAs for preamendment class III iontophoretic devices, the Company would be required to have a PMA accepted for filing by the FDA within 90 days after the date of the final regulation calling for PMAs.  There can be no assurance that the Company would be able to complete and file a PMA within the prescribed time period, or that the FDA would approve it.  The Company’s failure to submit a PMA within the required timeframe could result in the Company being required to cease commercial distribution of the Phoresor system for use with any drug other than Iontocaine.  Any interference with the Company’s ability to distribute its Phoresor system for use with dexamethasone would have a material adverse effect on the Company’s financial condition and results of operations.

Even if the Company obtains regulatory approval, a marketed product, its manufacturer and its manufacturing facilities and pertinent operations are subject to extensive regulation and periodic inspections.  Discovery of previously unknown problems with a product, manufacturer or facility could result in FDA sanctions, restrictions on a product or manufacturer, or an order to withdraw and/or recall a specific product from the market.  There can also be no assurance that changes in the legal or regulatory framework or other subsequent developments will not result in the limitation, suspension or revocation of regulatory approvals granted to the Company.  Such events, were they to occur, could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Under the FDA’s regulations, when a manufacturer changes or modifies a device for which it has received a 510(k) clearance, it is required to obtain an additional 510(k) clearance for the modified device if the modification significantly affects the safety or efficacy of the device, or if the modification results in a major change in intended use.  In such cases, the manufacturer is expected to make the initial determination as to whether the modification is of a kind that would require a new 510(k) clearance.  The FDA’s regulations provide only limited guidance in making this determination.  The FDA has cleared the Company’s iontophoretic dose controller and electrode kits for marketing under a 510(k) clearance.  Since obtaining its 510(k) clearances, the Company has made modifications to its products.  Based on the checklist developed by the FDA to assist manufacturers in determining whether they are required to obtain a 510(k) clearance for a modified device, the Company has determined that a new 510(k) submission was not required in connection with the commercial introduction of such products.  However, there can be no assurance that the FDA will not require the Company to obtain additional 510(k) clearances with respect to those products.  If the FDA requires the Company to submit a new 510(k) notice for any device modification, the Company may be prohibited from marketing the modified device until the 510(k) notice is cleared by the FDA.

The Company may be required to comply with other proposed and new US and foreign regulations governing its current and future products.  There can be no assurance that proposed and new regulations will not have a materially adverse effect on the Company.

Dependence on Limited Sources of Supply.  Key materials used in many of the Company’s electrode products have limited sources of supply.  In addition, the Company’s contract to obtain Iontocaine from Abbott Laboratories terminated and an alternative supply source has not been identified.  The Company believes that, if necessary, alternative sources may be developed or alternate materials may be substituted for each of these limited-source materials.  Although the Company has not experienced difficulty acquiring these materials on commercially reasonable terms and in sufficient quantities to maintain required production levels, no assurance can be given that price increases or interruptions in the supply of these materials will not occur in the future or that the Company will not have to seek alternate suppliers or obtain substitute materials, which may require additional product validations and regulatory submissions.  Any significant price increase, interruption of supply, inability to secure an alternate source or qualify a substitute material could have a material adverse effect on the Company’s ability to manufacture its products or to obtain or maintain regulatory approval of its products.

The Company’s current dose controllers are manufactured under a contract with a third party electronics manufacturer.  There can be no assurance that its present supplier can manufacture sufficient quantities of dose controllers that meet quality and performance standards on a timely basis.  If the supplier cannot meet the Company’s requirements, or in the event of an interruption of its supply, the Company would be required to identify, qualify and validate an alternate supply source within a reasonable period of time.

Limited Manufacturing Experience.  The Company manufactures its iontophoretic drug delivery electrode patches in quantities sufficient to satisfy its current level of product sales.  Significant capital expenditures on manufacturing equipment or contract manufacturing may be required to increase its manufacturing capacity for existing products or any modifications to existing products or new products.    There can be no assurance the Company can successfully increase its capacity on a profitable basis, or contract with another party on terms acceptable to the Company, if at all.  Significant increases in production volume will likely require changes in the Company’s product and manufacturing process in order to facilitate increased automation of the Company’s production.  There can be no assurance such changes in products or processes or efforts to automate the Company’s manufacturing process will be successful.

The Company believes its facilities operate in accordance with the Quality System Regulations currently prescribed by the FDA and other quality systems regulations, including ISO13485, which is similar to ISO 9001 and includes additional elements specifically for medical device manufacturers, and CE Mark standards.  In addition, the Company has GMP audits conducted by a qualified, independent organization on a regular basis.  There can be no assurance the Company will be able to maintain such compliance, particularly if the scale of the Company’s manufacturing operations changes.

Uncertainty of Health Care Reimbursement.  The Company’s ability to maintain and increase current sales levels of its products successfully will depend, in part, on the extent to which reimbursement for the costs of those products and related treatments will be available from government health administration authorities, private health insurers and other organizations in the United States and in foreign markets where the Company’s products will be sold and used. Third party payors can affect the pricing or relative attractiveness of the Company’s products by regulating the reimbursement they provide on the Company’s or competing products or therapies.  There can be no assurance such reimbursement will continue at present levels, if at all.  Some insurance carriers do not reimburse health care providers for use of the Company’s products in certain applications.  Furthermore, significant uncertainty exists as to the reimbursement status of new health care products.

The Company is unable to predict what adverse impact on the Company, if any, additional government regulations, legislation or initiatives or changes by third party payors affecting reimbursement or other matters that may influence decisions to obtain medical devices may have.

Risk of Product Liability, Product Recalls and Warranty Claims; Availability of Insurance.  The testing, marketing and sale of drug delivery and related pharmaceutical products for use in humans involves unavoidable risks.  The use of the Company’s products in clinical trials and the sale of its products upon approval may expose the Company to potential product liability resulting from the use of such products.  In addition, the existence of a product liability claim, a product recall or excessive warranty claims (in any such case, whether arising from defects in design or manufacture or otherwise) could have an adverse effect on the Company’s product sales or require a change in the indications for which it may be used.

Product liability insurance in the Company’s industry is expensive and difficult to obtain.  Although the Company currently has product liability insurance, there can be no assurance the existing coverage is adequate.  The Company will seek to maintain and appropriately increase its insurance coverage as its product sales increase and the clinical development of its new product applications progress.  There can be no assurance that the Company will be able to maintain its current levels of insurance on acceptable terms, will be able to secure increased coverage as the commercialization of its products proceeds or that any particular level of insurance will provide adequate protection against potential liabilities.

Uncertanties Related to Income Taxes.  Our ability to utilize our net operating losses may be significantly limited if we or our shareholders engage in transactions that result in an “ownership change” as defined in Section 382 of the Internal Revenue Code.  In the event our usage of net operating losses were to become subject to limitation and we are profitable, our earnings and cash flows could be adversely impacted due to our increased tax liability.   In addition, the financial benefits of certain strategic alternatives, which may be available to us, such as a disposition of a portion of our assets, would be reduced if the use of our net operating losses is subject to limitation.

Potential Volatility of Share Price.  The market price of the Company’s common shares, like that of the common shares of many other drug delivery, pharmaceutical, biotechnology, medical device and other high technology companies, is likely to be highly volatile.  Factors such as fluctuations or volatility in the Company’s operating results, announcements of technological innovations, results of clinical trials or new commercial products by the Company or competitors, regulatory developments in the United Sates or foreign countries, changes in the current structure of health care financing and payment systems, developments in or disputes regarding patent or other proprietary rights, general market conditions, economic and other external factors may have a significant effect on the market price of the common shares.  In addition, sales of substantial amounts of common shares (including shares issuable upon exercise of outstanding options and warrants) in the public market could adversely affect the market price of the common shares.  Such sales could also make it more difficult for the Company to sell equity securities or equity-related securities in the future at a time and price that the Company deems appropriate.

Anti-Takeover Provisions of Certain of the Company’s Agreements.  Certain provisions of a cross-license agreement between the Company and Alza may have the effect of deferring, delaying or preventing a change in control of the Company, a merger involving the Company or the assignment or transfer of certain technologies of the Company.  Under the agreement, the Company and Alza, among other things, exchanged non-exclusive, royalty free rights to certain patented technologies which each party believed to be of significant strategic importance to the potential technological success of many iontophoretic drug delivery applications.  Both parties are prohibited from assigning their rights under the agreement to certain named companies or any other entity that derives more than 50 percent of its income from the development, licensing and/or sale of drug delivery systems to other pharmaceutical companies without first receiving the consent of the other party.  Restrictions imposed on the Company’s ability to assign its rights under this agreement may have the effect of prohibiting a sale of the Company to such named companies or entities, or may otherwise limit the Company’s ability to capitalize on the commercial and other economic potential of these technologies through a technology license, asset sale, merger, combination or similar transaction.

Environmental Matters.  The Company’s research and development activities involve the controlled use of hazardous materials, chemicals and various radioactive compounds.  These materials, and their use, disposal and handling, are extensively regulated by federal, state and local government authorities.  Although the Company believes its safety procedures for handling and disposing of such materials comply in all material respects with the standards prescribed by state and federal regulations, the risk of accidental environmental contamination or personal injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages and any such liability could exceed the resources of the Company.  There can be no assurance the Company will not be required to incur significant costs to comply with environmental and health and safety laws and regulations in the future.

Item 7a.                             QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

Not applicable.

Item 8.                                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s consolidated financial statements are included elsewhere in this Report.

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

Item 9B.                          OTHER INFORMATION

None.

Consolidated Financial Statements

IOMED, Inc.

June 30, 2005

INDEX TO FINANCIAL STATEMENTS

IOMED, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

IOMED, Inc.

We have audited the accompanying balance sheets of IOMED, Inc. as of June 30, 2005 and 2004, and the related statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IOMED, Inc. at June 30, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2005, in conformity with U.S. generally accepted accounting principles.

/S/: ERNST & YOUNG LLP

Salt Lake City, Utah

August 5, 2005, except for paragraph 5

of Note 11, as to which the date is

August 31, 2005

IOMED, Inc.

BALANCE SHEETS

	June 30,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$8,293,000	$7,338,000
Accounts receivable, less allowance for doubtful accounts of $62,000 in 2005 and 2004	1,319,000	1,347,000
Inventories	1,153,000	1,095,000
Prepaid expenses	101,000	93,000
Total current assets	10,866,000	9,873,000

Equipment and furniture, net	1,025,000	1,505,000
Restricted cash	585,000	1,062,000
Other assets	62,000	71,000
Total assets	$12,538,000	$12,511,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$211,000	$448,000
Accrued liabilities	1,091,000	649,000
Current portion of long-term obligations	532,000	603,000
Total current liabilities	1,834,000	1,700,000

Long-term obligations	836,000	1,368,000

Commitments and contingencies

Shareholders’ equity:
Common shares, no par value; 100,000,000 shares authorized; 6,585,213 shares issued and outstanding in 2005 and 2004	34,719,000	34,719,000
Convertible preferred shares, no par value; 10,000,000 shares authorized; 893,801 shares issued and outstanding in 2005 and 2004	6,881,000	6,881,000
Accumulated deficit	(31,732,000)	(32,157,000)
Total shareholders’ equity	9,868,000	9,443,000
Total liabilities and shareholders’ equity	$12,538,000	$12,511,000

See accompanying notes.

IOMED, Inc.

INCOME STATEMENTS

	Year ended June 30,
	2005	2004	2003

Product sales, net	$11,426,000	$12,189,000	$11,935,000
Cost of products sold	4,401,000	4,607,000	4,376,000
Gross profit	7,025,000	7,582,000	7,559,000
Operating costs and expenses:
Selling, general and administrative	5,703,000	5,593,000	5,711,000
Research and product development	993,000	1,050,000	1,232,000
Non-recurring income	—	—	(76,000)
Total costs and expenses	6,696,000	6,643,000	6,867,000
Income from operations	329,000	939,000	692,000

Interest expense	(121,000)	(169,000)	(213,000)
Interest income and other, net	217,000	184,000	306,000
Income before income tax expense	425,000	954,000	785,000
Income tax expense, net	—	—	—
Net income	$425,000	$954,000	$785,000

Basic net income per common share	$0.06	$0.15	$0.12

Diluted net income per common share	$0.06	$0.12	$0.10

See accompanying notes.

IOMED, Inc.

STATEMENTS OF SHAREHOLDERS’ EQUITY

			Convertible Preferred Shares	Accumulated Deficit	Total
	Common Shares
	Shares	Amount
Balance at June 30, 2002	6,544,670	$34,646,000	$6,881,000	$(33,896,000)	$7,631,000
Net income	—	—	—	785,000	785,000
Balance at June 30, 2003	6,544,670	34,646,000	6,881,000	(33,111,000)	8,416,000
Stock options exercised	40,543	73,000	—	—	73,000
Net income	—	—	—	954,000	954,000
Balance at June 30, 2004	6,585,213	34,719,000	6,881,000	(32,157,000)	9,443,000
Net income	—	—	—	425,000	425,000
Balance at June 30, 2005	6,585,213	$34,719,000	$6,881,000	$(31,732,000)	$9,868,000

See accompanying notes.

IOMED, Inc.

STATEMENTS OF CASH FLOWS

	Year ended June 30,
	2005	2004	2003
Cash flows from operating activities
Net income	$425,000	$954,000	$785,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	550,000	954,000	955,000
Other non-cash charges	—	—	(76,000)
Changes in operating assets and liabilities:
Accounts receivable	28,000	(47,000)	(107,000)
Inventories	(58,000)	(68,000)	(146,000)
Prepaid expenses	(8,000)	26,000	(5,000)
Trade accounts payable	(237,000)	(56,000)	195,000
Accrued expenses and other liabilities	442,000	(353,000)	64,000
Net cash provided by operating activities	1,142,000	1,410,000	1,665,000

Cash flows from investing activities
Purchases of equipment and furniture	(61,000)	(95,000)	(200,000)

Cash flows from financing activities
Proceeds from issuance of common shares	—	73,000	—
Change in restricted cash	477,000	627,000	590,000
Payments on long-term obligations	(603,000)	(598,000)	(556,000)
Net cash provided by (used in) financing activities	(126,000)	102,000	34,000

Net increase in cash and cash equivalents	955,000	1,417,000	1,499,000
Cash and cash equivalents at beginning of year	7,338,000	5,921,000	4,422,000
Cash and cash equivalents at end of year	$8,293,000	$7,338,000	$5,921,000

Supplemental disclosures of cash flow information
Cash paid for interest	$124,000	$169,000	$213,000
Cash paid for income taxes	$—	$—	$—

See accompanying notes.

IOMED, Inc.

NOTES TO FINANCIAL STATEMENTS

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

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents, including $290,000 restricted to secure the current portion of certain long-term obligations (see note 4).

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents and trade accounts receivable.  Cash and cash equivalents are held in federally insured financial institutions or invested in high-grade short-term commercial paper issued by major United States corporations.  The Company sells its products primarily to, and has trade accounts receivable with, independent durable medical equipment dealers in the United States and abroad.  Less than 10% of product sales are to foreign customers.  As a general policy, collateral is not required for accounts receivable.  The Company maintains an allowance for losses based upon expected collections of accounts receivable.  Additionally, customers’ financial condition and credit worthiness are regularly evaluated and historical losses have not been material.  Combined sales to the Company’s two largest customers accounted for approximately 40%, 32% and 25% of the Company’s total product sales for the years ended June 30, 2005, 2004 and 2003.  At June 30, 2005, 2004 and 2003, amounts due from such customers accounted for approximately 55%, 47% and 29% of trade receivables, all of which was current.  The Company considers credit risk from concentrations of trade accounts receivable to below.

Revenue Recognition

Revenues on product sales are recognized when there is persuasive evidence that an arms length transfer has occurred, generally upon shipment, when title has passed, the price is fixed or determinable, and collectibility is reasonably assured.  The Company provides its customers certain purchase incentives, including performance rebates and volume pricing discounts, based on the achievement of specified purchase levels.  The Company accrues for performance rebates based upon estimated customer purchase levels and records volume pricing discounts when products are purchased.  Revenue, which is stated as net product sales, is reduced by these incentives.

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

	June 30,
	2005	2004
Raw materials	$643,000	$660,000
Work-in-progress	56,000	54,000
Finished goods	454,000	381,000
	$1,153,000	$1,095,000

Equipment and Furniture

Equipment and furniture are stated at cost.  Depreciation and amortization is computed using the straight-line method over estimated useful lives of three to five years.  Leasehold improvements are amortized over the term of the lease or the useful life of the improvements, whichever is shorter.  Equipment and furniture consist of the following:

	June 30,
	2005	2004
Manufacturing equipment	$1,790,000	$1,777,000
Office and research and development equipment	2,137,000	2,145,000
Leasehold improvements	2,749,000	2,736,000
	6,676,000	6,658,000
Less accumulated depreciation and amortization	(5,651,000)	(5,153,000)
	$1,025,000	$1,505,000

Long Lived Assets

The carrying amounts of long-lived assets, and the related amortization periods, are reviewed for impairment whenever events occur or changes in circumstances indicate that the carrying amount of an asset may not be recoverable within the estimated useful life.  When the Company determines the existence of impairment indicators, the impairment loss is measured based on the excess of carrying value over the estimated fair value of the impaired assets.  The carrying value of the underlying asset is reduced, with the reduction charged to operating expense, so that the carrying amount is equal to the estimated fair value.

Stock-based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25-Accounting for Stock Issued to Employees (APB 25) and related Interpretations in accounting for its employee stock options rather than adopting the alternative fair value accounting provided for under Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock Based Compensation — Transition and Disclosure. Because the exercise price of the Company’s employee stock options equals the market price of the underlying shares on the date of grant, under APB 25, the Company does not recognize any compensation expense.  The following table illustrates the effect on net income and net income per common share had compensation cost for the Company’s employee stock options been determined consistent with the methodology prescribed under SFAS 123:

	June 30,
	2005	2004	2003
Net income - as reported	$425,000	$954,000	$785,000
Less: Total stock compensation expense determined under fair value method	(248,000)	(273,000)	(128,000)
Net income - pro forma	$177,000	$681,000	$657,000

Net income per common share:
Basic - as reported	$0.06	$0.15	$0.12
Diluted - as reported	$0.06	$0.12	$0.10

Basic - pro forma	$0.03	$0.10	$0.10
Diluted - pro forma	$0.02	$0.09	$0.09

Pro forma information regarding net income and net income per common share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2005, 2004 and 2003, respectively: risk-free interest rates of 3.6%, 3.3% and 3.8%; dividend yield of 0%; volatility factors of the expected market price of the Company’s common stock of 0.64, 0.80 and 0.74; and a weighted-average expected life of the option of 6 years.

In December 2004, the FASB issued SFAS 123R, Share-Based Payment, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  A key provision of this statement is the requirement of a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant date fair value of the award and recognized over the vesting period.   As modified, SFAS 123R will be effective for the Company’s fiscal year beginning July 1, 2005, and requires the use of either the Modified Prospective or the Modified Retrospective application method.  The Company will adopt the Modified Prospective method, which requires the application of SFAS 123R to new awards and to awards modified, repurchased, or cancelled after the effective date.  Additionally, compensation cost for the portion of outstanding awards for which service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining services are rendered.

The Company expects that the adoption of SFAS 123R will result in significant stock-based compensation expense.  Had we adopted Statement 123R in prior periods, the Company believes the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and net income per common share in the above table.

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

Net Income Per Common Share

The Company’s net income per common share has been calculated in accordance with SFAS No. 128-Earnings Per Share and, accordingly, includes a computation of both basic and diluted net income per common share.  Net income as presented in the income statements represents the numerator used in computing net income per common share and the following table sets forth the computation of the weighted average shares used in determining basic and diluted net income per common share:

	2005	2004	2003
	(in thousands)
Denominator for basic net income per common share — weighted average shares	6,585	6,559	6,545
Dilutive securities: preferred stock, warrants and stock options	1,080	1,150	952
Denominator for diluted net income per common share — adjusted weighted average shares and assumed conversions	7,665	7,709	7,497

In all periods presented, certain securities were not included in the computation of diluted income per share due to their antidilutive effect.  At June 30, 2005, options to purchase approximately 669,000 common shares at a weighted average exercise price of $3.44 were not included.  At June 30, 2004, options to purchase approximately 422,000 common shares were not included.  At June 30, 2003, options to purchase approximately 1,291,000 common shares and warrants to purchase approximately 45,000 common shares were not included.

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

2.             Restricted Cash

The Company maintains an interest bearing money market account with a lending bank, $585,000 of which is being held as a compensating balance under a long-term obligation (see notes 1 and 4) and is restricted as to withdrawal.  The restricted cash balance requirement decreases over the life of the obligation as payments are made.

3.             Accrued Liabilities

Accrued liabilities consist of the following:

	June 30,
	2005	2004
Payroll and related benefits	$217,000	$269,000
Professional fees	598,000	167,000
Royalties	70,000	74,000
Other	206,000	139,000
	$1,091,000	$649,000

4.             Commitments

Operating Leases

The Company leases space and certain equipment under non-cancelable operating lease agreements that expire at various dates through 2012.  Rental expense for such leases was $286,000, $347,000 and $382,000 for the years ended June 30, 2005, 2004 and 2003, respectively.  It is generally expected that, in the normal course of business, operating leases that expire will be renewed or replaced by other leases with similar terms.  Future minimum lease payments under non-cancelable operating leases at June 30, 2005, were $2,127,000.  These obligations mature as follows:  fiscal 2006 — $271,000; fiscal 2007 — $278,000; fiscal 2008 — $274,000; fiscal 2009 — $276,000; and fiscal 2010 and thereafter — $1,028,000.

Long-Term Obligations

The Company has acquired certain equipment and furniture under capital lease agreements.  The capitalized cost of such equipment was $1,339,000 at June 30, 2005 and 2004 and accumulated amortization was $1,210,000 and $1,009,000, respectively.  Under these capital lease agreements, the Company is required to meet certain financial covenants, all of which have been met at June 30, 2005.

During fiscal 2001, the Company refinanced $2,700,000 of capital lease obligations into a term loan, collateralized by the underlying assets and restricted cash, with a fixed rate of 6.82%, payable in 84 monthly installments of $40,519 maturing April 2008.  At June 30, 2005, the outstanding balance was $1,250,000.  Payments of approximately $486,000 are due within one year, of which $414,000 is principal reduction.

The carrying values of the long-term obligations approximate fair values as the interest rates on these long-term obligations approximate market rates of interest.  Future minimum payments under long-term obligations consisted of the following at June 30, 2005:

Year ending June 30:
2006	610,000
2007	486,000
2008	405,000
Thereafter	—
Total minimum payments	1,501,000
Amounts representing interest	(133,000)
Present value of net minimum payments	1,368,000

Less current portion of long-term obligations	(532,000)
Long-term obligations	$836,000

Royalty Agreements

The Company is the licensee under royalty agreements, which provide for the payment of royalties to the licensor based upon net sales of the products under royalty.  Royalty expense in each of the three years in the period ended June 30, 2005 was not material.

5.             Shareholders’ Equity

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

Stock Options

The Company has adopted and approved two incentive stock compensation plans.  The Company’s 1988 Stock Option Plan was approved by the shareholders in November 1988 and the Company’s 1997 Share Incentive Plan was approved by the shareholders in November 1997.  The 1988 Stock Option Plan expired in August 1998 and no further grants were made under the Plan following the adoption of the 1997 Share Incentive Plan.  In general, options granted vest over zero to five years.  A summary of the activity under the Plans during each of the three years ended June 30, 2005, is as follows:

	Shares	Outstanding Stock Options		Weighted-
	Available for Grant	Number of Shares	Price Per Share	Average Exercise Price
Balance at June 30, 2002	1,516,593	1,477,383	$1.49-$9.00	$3.11
Options granted	(301,000)	301,000	$0.70-$1.17	$0.94
Options exercised	—	—	—	$—
Options canceled	156,686	(246,251)	$1.89-$8.88	$3.31
Balance at June 30, 2003	1,372,279	1,532,132	$0.70-$9.00	$2.65
Options granted	(75,000)	75,000	$2.20-$3.00	$2.36
Options exercised	—	(40,543)	$0.90-$2.44	$1.80
Options canceled	158,553	(192,372)	$ .90-$9.00	$3.09
Balance at June 30, 2004	1,455,832	1,374,217	$0.70-$9.00	$2.60
Options granted	(74,000)	74,000	$2.20-$2.43	$2.39
Options exercised	—	—	—	$—
Options canceled	116,291	(124,826)	$0.90-$8.88	$3.47

Balance at June 30, 2005	1,498,123	1,323,391	$0.70-$9.00	$2.50

The weighted average fair value of options granted in the years ended June 30, 2005, 2004 and 2003, was $2.39, $1.45 and $0.63, respectively.  Additional information regarding the options outstanding at June 30, 2005 follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.70—$1.89	654,342	6.65	$1.53	452,473	$1.59
$2.20—$3.24	463,685	5.60	$2.44	413,351	$2.39
$3.75—$4.80	81,798	3.88	$4.22	75,790	$4.19
$6.50—$9.00	123,566	4.12	$6.70	131,153	$6.69

$0.70—$9.00	1,323,391	5.88	$2.50	1,072,767	$2.70

In accordance with EITF 96-18, the Company accounts for stock options issued to non-employees at fair value.  The value of such stock options is amortized to expense over the vesting period.  No compensation expense related to such stock options was recognized in fiscal years ended June 30, 2005, 2004 and 2003.

6.             Non-recurring Income

In fiscal 2003, the Company fulfilled its obligations related to a non-recurring expense taken in fiscal 2000 for certain non-cancelable abandoned lease and other obligations associated with its facility relocation.  As a result, in fiscal 2003 the Company reversed the remaining $76,000 expensed as a non-recurring item in fiscal 2000.

7.             Employee Benefit Plan

The Company has established a 401(k) savings plan for its full-time employees and makes a matching contribution based on a percentage of the contributions of participating employees.  The Company contributed approximately $100,000, $79,000 and $64,000 for the years ended June 30, 2005, 2004 and 2003, respectively.

8.             Income Taxes

Deferred taxes result from differences in the carrying value of various assets and liabilities between income tax reporting and financial reporting purposes.  These differences arise from differing depreciation methods, and other reserves that are deductible in different periods for tax and financial reporting purposes.

The approximate tax effect of temporary differences, net operating loss carryforwards and tax credit carryforwards as of June 30, 2005 and 2004, is as follows:

	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$7,238,000	$7,110,000
Book in excess of tax depreciation	744,000	649,000
Book in excess of tax amortization	2,518,000	2,891,000
Tax credit carryforwards	801,000	874,000
Allowances and accruals	274,000	290,000
Total deferred tax assets	11,575,000	11,814,000
Valuation allowance	(11,575,000)	(11,814,000)
Net deferred tax assets	$—	$—

There were no significant deferred tax liabilities in 2005 or 2004.  The valuation allowance decreased by $239,000 during the fiscal year.

There were no net deferred income tax provisions in any of the years presented.  The Company recorded no current federal or state income tax provision for fiscal 2005, 2004 and 2003.

The reconciliation of income taxes at the statutory United States federal income tax rate and the Company’s effective income tax expense is as follows:

	2005	2004	2003
Tax at U.S. statutory rates	34.0%	34.0%	34.0%
State tax, net of federal tax benefit	3.3	3.3	3.3
Tax credits	17.4	(1.9)	3.9
Non-deductible interest and other expenses	3.1	1.4	1.7
Effect of deferred tax valuation adjustments	(57.8)	(36.8)	(42.9)
Effective income tax rate (percentage)	—%	—%	—%

As of June 30, 2005, the Company had approximately $19,823,000 and $15,092,000 in federal and state net operating loss carryforwards, respectively, and $801,000 in federal tax credit carryforwards, that expire through 2024.  Utilization of the Company’s net operating loss and tax credit carryforwards is limited to the future taxable income of the Company.  Under the “change of ownership” provisions of the Internal Revenue Code, utilization of these net operating loss and credit carryforwards may become subject to substantial annual limitation in the future.  Such “changes of ownership” can result from purchases and sales of our shares by large shareholders.  If such a change in ownership of our shares was to occur, we may be limited in the amount of net operating loss carryforwards that we can use in any given year.

9.             Contingencies

The Company is subject to various claims and legal proceedings (see Note 11) covering matters that arise in the ordinary course of its business activities.  Except as otherwise disclosed, management believes any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, operating results, or cash flows.

10.          Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Fiscal 2005
Product sales	$3,017,000	$2,589,000	$2,879,000	$2,941,000	$11,426,000
Gross profit	1,873,000	1,613,000	1,727,000	1,812,000	7,025,000
Net income	326,000	37,000	32,000	30,000	425,000

Basic net income per share	$0.05	$0.01	$—	$—	$0.06
Diluted net income per share	$0.04	$—	$—	$—	$0.06

Fiscal 2004
Product sales	$2,922,000	$3,010,000	$3,094,000	$3,163,000	$12,189,000
Gross profit	1,818,000	1,894,000	1,923,000	1,947,000	7,582,000
Net income	117,000	213,000	280,000	344,000	954,000

Basic net income per share	$0.02	$0.03	$0.04	$0.05	$0.15
Diluted net income per share	$0.02	$0.03	$0.04	$0.04	$0.12

11.          Litigation

A description of certain outstanding and settled legal matters involving the Company is provided below.  In addition to the legal matters discussed below, the Company is subject to various claims and legal proceedings covering matters that arise in the ordinary course of business.

(a) Outstanding Legal Matters

A patent infringement claim has been asserted against the Company regarding its Companion 80 product.  The Company has denied infringement, and has asserted a counterclaim for a declaratory judgment of non-infringement and/or that the patent is invalid.  The parties have filed cross motions for summary judgment on the issue of infringement, which have not been ruled upon.  At this stage it is too early to predict the outcome.

Additionally, the Company is a co-defendant with a distributor of the Company’s products, in a claim asserting misappropriation of confidential information.  The Company has denied all allegations of the complaint.  This case is in the discovery phase and it is too early to predict the outcome.

Management does not believe that the outcomes of these legal matters will have a material adverse impact on the Company.  However, legal fees and expenses will likely be material and, in the event of an unfavorable resolution, the outcome could have a material adverse impact on the Company’s business, financial position, or results of operations.

(b) Settled Legal Matters

Effective August 31, 2005, the Company entered into a settlement that resolved the Company’s involvement in all of the legal matters mentioned below.  The accompanying financial statements include accruals for estimated settlement amounts and final settlement amounts did not differ materially from amounts accrued.

In April 2002, the Company filed two civil complaints in state court against two former executives, among others, alleging misappropriation of the Company’s trade secrets, interference with economic relationships and civil conspiracy.  The claims arose out of the Company’s allegations that the defendants engaged in conduct to misappropriate confidential information related to a new product that was being developed by the Company under the supervision of the two former executives.  The Company sought injunctive relief against all defendants.  In response, a counterclaim was filed against the Company and certain Company employees seeking, among other things, $5 million in monetary damages.

In addition, two separate federal court complaints were filed against the Company and certain Company employees and agents, alleging violation of the plaintiffs’ federal civil rights, invasion of privacy, intentional infliction of emotional distress, trespassing, and conspiracy.  These complaints were related to one of the state court actions filed by the Company in that they arose out of the court-ordered seizure of computer hard drives, other electronic media, and certain business files of certain of the defendants in one of the state court actions.  Such seizure was conducted by the Salt Lake County Sheriff’s Office.  The two federal court complaints sought, among other things, combined monetary damages of $60 million.  The United States District Court granted, with prejudice, the Company’s motion to dismiss the two federal civil rights complaints filed against the Company.  The Tenth Circuit Court of Appeals affirmed the District Court’s dismissal.

A plaintiff in one of the federal civil rights complaints also filed a Utah state court complaint against the Company and certain Company employees alleging discrimination, among other things.  This complaint was related to one of the state court actions filed by the Company in that the claims asserted arose from the same series of transactions and occurrences.  The Utah State District Court granted the Company’s motion to dismiss the plaintiff’s discrimination claim.  In addition, the Utah State Court of Appeals upheld the Utah State District Court ruling, which granted the Company’s motion to dismiss this claim.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Information required by this item is included under “Election of Directors,” “The Board of Directors and Committees,” “Code of Business Conduct and Ethics,” and “Executive Officers” in the Company’s Proxy Statement to be filed in connection with its Annual Meeting of Shareholders, to be held on November 11, 2005, and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

The information required by this item is included under “Compensation of Directors and Executive Officers” in the Company’s Proxy Statement to be filed in connection with its Annual Meeting of Shareholders, to be held on November 11, 2005, and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is included under “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement to be filed in connection with its Annual Meeting of Shareholders, to be held on November 11, 2005, and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included under “Certain Relationships and Related Transactions” in the Company’s Proxy Statement to be filed in connection with its Annual Meeting of Shareholders, to be held on November 11, 2005, and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is included under “Fees paid to Independent Accountants” in the Company’s Proxy Statement to be filed in connection with its Annual Meeting of Shareholders, to be held on November 11, 2005, and is incorporated herein by reference.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

The consolidated financial statements of the Company are included elsewhere in this Report.

Schedules

No schedules are required in connection with the filing of this Report as amounts are either immaterial or are otherwise disclosed in the financial statements.

Exhibits

Number	Description
3.1**	Amended and Restated Articles of Incorporation of the Company
3.2*	Amended and Restated Bylaws of the Company
4.1*	Reference is made to Exhibit 3.1
4.2*	Specimen of Common Share Certificate
4.3***	1988 Stock Option Plan of the Company
4.4***	1997 Share Incentive Plan of the Company
10.1*	License Agreement between the Company and Elan International Services, dated April 14, 1997
10.2*	License Agreement between the Company and Drug Delivery Systems, Inc., dated April 14, 1997
10.3*	Asset Acquisition Agreement between the Company and Fillauer, Inc., dated December 27, 1996
10.4*	License Agreement between the Company and Fillauer, Inc., dated December 26, 1996
10.5*	Manufacturing Agreement between the Company and KWM Electronics Corporation, dated November 1, 1996
10.6*	Research and Development Agreement among the Company, Dermion, Inc. and Ciba-Geigy Corporation, dated March 29, 1996
10.7*	Agreement between the Company and Laboratoires Fournier S.C.A., dated February 20, 1996
10.8*	Agreement between the Company and ALZA Corporation, dated July 28, 1993
10.9*	License Agreement between the Company and the University of Utah Research Foundation, dated October 1, 1992
10.10*	Exchange Agreement among the Company, Novartis Pharmaceuticals Corporation and Dermion, Inc., dated November 1, 1997
10.11*	First Amendment of Research & Development Agreement among the Company, Novartis Pharmaceuticals Corporation and Dermion, Inc. dated November 1, 1997
10.12****	Lease between the Company and NP#2, dated May 22, 2000
10.13#	Amendment to Lease Agreement between the Company and NP#2, dated September 17, 2004
11.1*****	Statement re computation of earnings per share
21.1*	Schedule of Subsidiaries
23.1##	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1##	Certification of Chief Executive Officer
31.2##	Certification of Chief Accounting Officer
32.1##	Certification of Chief Executive Officer
32.2##	Certification of Chief Accounting Officer

*	Filed by the Company as an exhibit to the Form S-1 Registration Statement on April 23, 1998.
**	Filed by the Company as an exhibit to the Annual Report on Form 10-K on September 28, 1998.
***	Filed by the Company as an exhibit to the Form S-8 Registration Statement on February 9, 2000
****	Filed by the Company as an exhibit to the Annual Report on Form 10-K on September 28, 2000.
*****	Information included in consolidated financial statements.
#	Filed by the Company as an exhibit to the Annual Report on Form 10-K on September 28, 2004.
##	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IOMED, INC.

Date:	September 27, 2005	By:	/s/ ROBERT J. LOLLINI
Robert J. Lollini
President and Chief Executive Officer

Date:	September 27, 2005	By:	/s/ BRIAN L. MOWER
Brian L. Mower
Chief Accounting Officer

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ PETER J. WARDLE	Chairman	September 27, 2005
Peter J. Wardle

/s/ JOHN W. FARA, PH.D.	Director	September 27, 2005
John W. Fara, Ph.D.

/s/ MICHAEL T. SEMBER	Director	September 27, 2005
Michael T. Sember

/s/ WARREN WOOD	Director	September 27, 2005
Warren Wood

/s/ ROBERT J. LOLLINI	Director	September 27, 2005
Robert J. Lollini