Form 10-Q
period 2005-09-30
IOMED INC
filed 2005-11-14
CIK 1041652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of October 31, 2005:

Classes of Common Stock	Number of shares outstanding
Common Stock, no par value	7,131,955

IOMED, Inc.

INDEX TO FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Condensed Balance Sheets — September 30, 2005 and June 30, 2005 (audited)

Condensed Statements of Income — Three months ended September 30, 2005 and 2004

Condensed Statements of Cash Flows — Three months ended September 30, 2005 and 2004

Notes to Condensed Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosure about Market Risk
Not applicable

Item 4.	Control and Procedures

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Item 6.	Exhibits

Signatures

IOMED, Inc.

CONDENSED BALANCE SHEETS

	September 30,	June 30,
	2005	2005
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$8,927,000	$8,293,000
Accounts receivable, net	1,011,000	1,319,000
Inventories	1,048,000	1,153,000
Prepaid expenses	90,000	101,000
Total current assets	11,076,000	10,866,000

Equipment and furniture, net	927,000	1,025,000
Restricted cash	509,000	585,000
Other assets	61,000	62,000

Total assets	$12,573,000	$12,538,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$240,000	$211,000
Accrued liabilities	760,000	1,091,000
Current portion of long-term obligations	500,000	532,000
Total current liabilities	1,500,000	1,834,000

Long-term obligations	728,000	836,000

Commitments and contingencies

Shareholders’ equity
Common shares	34,908,000	34,719,000
Convertible preferred shares	6,881,000	6,881,000
Accumulated deficit	(31,444,000)	(31,732,000)
Total shareholders’ equity	10,345,000	9,868,000

Total liabilities and shareholders’ equity	$12,573,000	$12,538,000

See accompanying notes.

IOMED, Inc.

CONDENSED STATEMENTS OF INCOME

	Three Months Ended
	September 30,
	2005	2004
	(unaudited)
Product sales	$2,828,000	$3,017,000
Cost of products sold	1,111,000	1,144,000
Gross profit	1,717,000	1,873,000

Operating costs and expenses:
Selling, general and administrative	1,267,000	1,284,000
Research and product development	223,000	266,000
Total operating costs and expenses	1,490,000	1,550,000

Operating income	227,000	323,000

Other income (expense):
Interest expense	(23,000)	(36,000)
Interest income and other, net	84,000	39,000

Net income	$288,000	$326,000

Basic income per common share	$0.04	$0.05

Diluted income per common share	$0.04	$0.04

See accompanying notes.

IOMED, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended
	September 30,
	2005	2004
	(unaudited)
Cash flows from operating activities
Net income	$288,000	$326,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	99,000	223,000
Other non-cash charges	35,000	—
Changes in operating assets and liabilities:
Accounts receivable	308,000	194,000
Inventories	105,000	133,000
Prepaid expenses	11,000	(79,000)
Trade accounts payable	29,000	(154,000)
Other accrued liabilities	(331,000)	167,000
Net cash provided by operating activities	544,000	810,000

Cash flows from investing activities
Purchases of equipment and furniture	—	(8,000)

Cash flows from financing activities
Change in restricted cash balance	76,000	86,000
Proceeds from issuance of common shares	154,000	—
Payments on long-term obligations	(140,000)	(164,000)
Net cash provided by (used in) financing activities	90,000	(78,000)

Net increase in cash and cash equivalents	634,000	724,000

Cash and cash equivalents at beginning of period	8,293,000	7,338,000

Cash and cash equivalents at end of period	$8,927,000	$8,062,000

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

Basis of Presentation

In the opinion of management, the accompanying condensed financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2005, and the results of its operations and cash flows for the interim periods ended September 30, 2005 and 2004.  The operating results for the interim periods are not necessarily indicative of the results for a full year.  Certain information and footnote disclosures normally included in financial statements in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  Therefore, these statements should be read in conjunction with the Company’s audited financial statements for the year ended June 30, 2005, included in the Company’s Annual Report on Form 10-K, dated September 28, 2005.

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

Net income as presented in the condensed statements of income represents the numerator used in computing both basic and diluted income per share and the following table sets forth the computation of the weighted average shares representing the denominator used in determining basic and diluted income per share:

	Three Months ended September 30,
	2005	2004
	(in thousands)
Denominator for basic income per share - weighted average shares outstanding	6,678	6,585
Dilutive securities: convertible preferred stock and certain stock options	1,114	1,063
Denominator for diluted income per share — adjusted weighted average shares outstanding and assumed conversions	7,792	7,648

In all periods presented, certain securities were not included in the computation of diluted income per share due to their anti-dilutive effect.  At September 30, 2005, options to purchase approximately 371,000 common shares at a weighted average exercise price of $4.06 per share were not included.  At September 30, 2004, options to purchase approximately 658,000 common shares were not included.

Stock-based Compensation – During the quarter ended September 30, 2005, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) No. 123R effective as of July 1, 2005, the beginning of the Company’s fiscal year.  The Company has adopted the Modified Prospective method, which requires the application of SFAS No. 123R to new awards and to awards modified, repurchased or cancelled after the effective date.  Additionally, compensation cost for the portion of outstanding awards for which service has not been rendered (such as unvested options) that are outstanding as of the date of adoption will be recognized as the remaining services are rendered.  Results from prior periods have not been restated.

Through June 30, 2005, the Company elected to follow Accounting Principles Board Opinion No. 25 - Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee stock options rather than adopting the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock Based Compensation – Transition and Disclosure, and as a result the Company did not recognize any compensation expense.  The table below illustrates the effect on net income and income per share had compensation cost for the Company’s employee stock options been determined consistent with the fair value methodology prescribed under SFAS 123 for the three months ended September 30, 2004. Net income for the three months ended September 30, 2005 includes $35,000 in stock-based compensation expense associated with previously granted stock options.

	Three Months Ended
	September 30,
	2005	2004
Net income - as reported	$288,000	$326,000
Less: Total stock compensation expense determined using the fair value method	—	(53,000)
Net income - pro forma	$288,000	$273,000

Income per share:
Basic - as reported	$0.04	$0.05
Diluted - as reported	$0.04	$0.04

Proforma income per share:
Basic - pro forma	$0.04	$0.04
Diluted - pro forma	$0.04	$0.04

The fair value of stock option grants were determined using the Black-Scholes option valuation model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility.  In management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options because the Company’s employee stock options have characteristics different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate.

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

2.                                      Inventories

Inventories are stated at the lower of cost or market.  Cost is determined using the first-in, first-out method.  Inventories consisted of the following at September 30, 2005 and June 30, 2005:

	September 30, 2005	June 30, 2005
Raw materials	$591,000	$643,000
Work-in-progress	84,000	56,000
Finished goods	373,000	454,000
	$1,048,000	$1,153,000

3.             Restricted Cash

The Company maintains an interest bearing money market account with a lending bank, $509,000 of which is being held as a compensating balance as of September 30, 2005 under a long-term obligation and is restricted as to withdrawal.  Included in cash and cash equivalents as of September 30, 2005 is an additional $295,000 restricted to secure the current portion of such long-term obligation.  The restricted cash balance requirement decreases over the life of the obligation as payments are made.

4.             Commitments

The Company has entered into agreements with various lending institutions to provide financing for the Company’s investments in capital equipment and facilities modifications and consolidation.  As of September 30, 2005, the Company had approximately $1,228,000 outstanding under these agreements, $728,000 of which was classified as long-term obligations.  A portion of long-term obligations is secured by restricted cash balances.

The Company leases space, including a recently amended facility lease agreement, and certain equipment under non-cancelable operating lease agreements that expire at various dates through 2012.  Future minimum lease payments under non-cancelable operating leases at September 30, 2005 were $2,061,000.  These obligations mature as follows: remaining 9 months of fiscal 2006 — $205,000; fiscal 2007 — $278,000; fiscal 2008 — $274,000; fiscal 2009 — $276,000; and fiscal 2010 —$283,000; and thereafter — $745,000.

5.             Stock-based Compensation

The Company has adopted and approved two incentive stock compensation plans.  The Company’s 1988 Stock Option Plan was approved by the shareholders in November 1988 and the Company’s 1997 Share Incentive Plan was approved by the shareholders in November 1997.  The 1988 Stock Option Plan expired in August 1998 and no further grants were made under the Plan following the adoption of the 1997 Share Incentive Plan.  The Company’s 1997 Share Incentive Plan permits the grant of up to 2,812,500 stock options.  Option awards are generally granted with an exercise price equal to the market price of the of the Company’s stock at the date of grant.  In general, options granted vest over zero to five years and have 10-year contractual terms.  A summary of activity under the Plans during the period ended September 30, 2005 is as follows:

		Weighted Average
			Remaining	Aggregate
	Outstanding	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Balance at June 30, 2005	1,323,000	$2.50
Granted	—	$—		$—
Exercised	(100,000)	$1.54		$114,000
Forfeited	(40,000)	$5.43		$—
Balance at September 30, 2005	1,183,000	$2.48	5.6 years	$582,000

Vested at September 30, 2005	1,115,000	$2.52	5.5 years	$526,000

During the quarter ended September 30, 2005, the Company adopted SFAS No. 123R effective as of July 1, 2005, the beginning of the Company’s fiscal year.  SFAS No. 123R revises SFAS No. 123 and supersedes APB 25 and requires companies to expense the value of employee stock options and other equity-based awards.  For the three month period ended September 30 2005, the Company recorded a total non-cash charge of $35,000 related to stock-based compensation.

The Company recognizes compensation expense equal to the grant-date fair value of stock-based awards for all awards expected to vest, over the period during which the related service is rendered by grantees. The fair value of stock-based awards is determined primarily using the Black-Scholes pricing model, which is the same valuation model used previously in valuing stock options for the pro forma footnote disclosures under the requirements of SFAS No. 123 (see Note 1).  The Company uses the “straight line” vesting method to value awards and to allocate those values over the requisite service periods, which is the same method as used previously in determining pro forma expense under SFAS No. 123.

Black-Scholes pricing models require using certain assumptions, including expected volatility, dividend yields, risk-free interest rates, expected lives, and forfeiture rates.  Expected stock price volatility, which ranged from 0.50 to 0.75 and had a weighted average of 0.72, was estimated using historical volatilities of the Company’s stock at each grant date.  Expected dividend yields were 0.0%.  US Treasury bill yields with terms corresponding to expected terms of the awards being valued were used to estimate risk-free interest rates, the weighted average of which was 3.9%.  In estimating expected lives, contractual and vesting terms of awards, along with historical experience, were considered; however, due to insufficient historical data from which to reliably estimate expected lives, the Company used estimates based on the “shortcut approach” set forth in SFAS 123R, where the expected life of 6 years was estimated to be the mid-point between the vesting date and the end of the contractual term.  Estimated forfeiture rates were based primarily on historical data.

A summary of activity for nonvested shares under the Plans during the period ended September 30, 2005 is as follows:

		Weighted-
		Average
		Grant Date
Nonvested Shares	Shares	Fair Value
Balance at July 1, 2005	97,000	$1.16
Granted	—
Vested	(29,000)	$1.19
Forfeited	—
Balance at September 30, 2005	68,000	$1.14

As of September 30, 2005, there was $72,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans.  That cost is expected to be recognized over a weighted-average period of 1.3 years.

The adoption of SFAS No. 123R had the following effect on reported amounts for the three months ended September 30, 2005:

	Under Previous	SFAS No. 123R	As
	Accounting	Adjustments	Reported
Operating income	$262,000	$(35,000)	$227,000
Net income	$323,000	$(35,000)	$288,000
Income per share
Basic	$0.05	$(0.01)	$0.04
Diluted	$0.04	$—	$0.04

6.             Subsequent Event

Subsequent to September 30, 2005, certain holders of Series D Convertible Preferred Shares converted their shares into 446,900 shares of common stock.  All remaining Series D preferred shares are convertible at the option of the holder into common shares, on a share-for-share basis, subject to adjustment for certain corporate transactions.  Further, the Series D preferred shares are non-redeemable, non-voting and have no dividend, liquidation or similar preferences over common shares but are entitled to a pro rata share of any such distribution as if the Series D preferred shares had been converted into common shares.

7.             Litigation

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

Management believes that there is no basis for the claims asserted above and intends to pursue a vigorous defense.  Furthermore, management does not believe that the outcomes of these legal matters will have a material adverse impact on the Company.  However, legal fees and expenses will likely be material and, in the event of an unfavorable resolution, the outcome could have a material adverse impact on the Company’s business, financial position, or results of operations.

(b) Settled Legal Matters

Effective August 31, 2005, the Company entered into a settlement that resolved the Company’s involvement in all legal matters related to two civil complaints filed in April 2002 by the Company in state court against two former executives, among others, alleging misappropriation of the Company’s trade secrets, interference with economic relationships and civil conspiracy.  At September 30, 2005, the Company had no outstanding liabilities associated with the settlement.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Condensed Financial Statements and the related Notes thereto included elsewhere in this Report.  The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties.  The Company’s actual results of operations could differ significantly from those anticipated in such forward-looking statements as a result of numerous factors including those discussed herein.  Additional risks and uncertainties are described in the Company’s most recent Annual Report on Form 10-K for its fiscal year ended June 30, 2005.  This discussion should be read in conjunction with such report, copies of which are available upon request.

Overview

The Company is a leader in the development, manufacture and sale of active drug delivery systems primarily used to treat local inflammation in the physical and occupational therapy and sports medicine markets.  The Company’s current product line is based on proprietary iontophoretic drug delivery technology.  The majority of the Company’s revenues have been generated through the sale of the Phoresor system, including the reusable dose controller and single use, disposable patch kits.  The Company is pursuing opportunities to advance its position as a provider of quality, innovative medical products that improve patient healthcare.  In addition, the Company is seeking collaborative opportunities to develop its non-invasive drug delivery technology to satisfy substantial unmet medical needs.  The Company has proprietary technology in various stages of research and product development primarily for transdermal drug delivery and for the treatment of ophthalmic disease.  From inception through fiscal 2002, the Company had generally incurred operating losses as a result of costs associated with internally funded research and development activities.  During fiscal 2003, 2004 and 2005, the Company reported net income.  As of September 30, 2005, the Company’s accumulated deficit was approximately $31.4 million.  The Company’s ability to sustain profitability will depend on its ability to maintain market acceptance and successfully expand sales of its existing products and successfully complete the development of, receive regulatory approvals for, successfully manufacture and market its current and future products, and resolve pending litigation matters, as to which there can be no assurance.

The Company’s results of operations may vary significantly from quarter to quarter and depend on product sales levels and costs associated with manufacturing processes, as well as other factors.  The amount of revenue and net income in any given period is not necessarily indicative of future revenue and net income.

Recent Development

On September 15, 2005, we announced that our Board of Directors has decided to explore various strategic alternatives for the Company to maximize shareholder value, including possible sale transactions involving the Company or certain of its assets.  In connection with this process, the Company has retained Seven Hills Partners LLS to act as its financial advisor.  We are uncertain whether any transaction will result from this process and if a transaction does result from that process what form it will take and what impact it may have on our stock price.

Results of Operations

Three Months Ended September 30, 2005 and 2004

Product sales.  Product sales decreased 6% to $2.8 million in the three months ended September 30, 2005 from $3.0 million in the three months ended September 30, 2004.  Product sales in the current quarter were impacted by a reduction in the Company’s average selling prices due primarily to a shift in sales to national distributors and other factors related to the restructuring of the Company’s distribution network.  Based on orders received to date, the Company anticipates an increase in sales during the second fiscal quarter compared to the prior year quarter due to the impact on the prior year’s second quarter results of a reduction in inventory levels by certain of its dealers.

Costs of Products Sold.  Costs of products sold were $1.1 million in both the current and prior year quarters.  Gross margins on product sales were 61% and 62% in the current and prior year quarters, respectively.  The beneficial effects of the renegotiated facility lease, including decreased monthly rent and allocated depreciation expense, mitigated the effects of lower product sales on gross margin during the current period.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased 1% in the current quarter compared to the prior year quarter.  The decrease is primarily a result of the operating efficiencies initiated over the last year.  The Company continues to look for new opportunities for further improvement.  Litigation related expenses for the current quarter were $168,000.

Research and Product Development Expense.  Research and product development expenditures decreased 16% to $223,000 in the current quarter from $266,000 in the prior-year quarter.  The decrease was due primarily to lower facility costs.  The Company’s research and product development expenditures in the current period reflect its continued investment in product development programs. During fiscal 2006, the Company intends to focus research and product development efforts on its core business and new market opportunities for its iontophoresis technology.

Other Income and Expenses.  Interest expense decreased to $23,000 in the current quarter from $36,000 in the prior year quarter due to a decreasing balance on long-term obligations.  Interest income and other miscellaneous income increased to $84,000 in the current quarter compared to $39,000 in the prior year quarter.  The increase is primarily due to higher yields on higher cash balances.  Amounts in both periods reflect interest earnings on invested cash balances and income from a royalty and license agreement.

Income Taxes.  No income tax expense was recognized on the Company’s pre-tax income for the three months ended September 30, 2005, which reflects management’s estimate of the Company’s fiscal 2006 tax position due to the use of historical net operating losses and the resulting change in the valuation allowance.  In addition, no income tax expense was recognized for the prior year quarter.  The Company has substantial net operating loss carryforwards, which, under the current “change of ownership” rules of the Internal Revenue Code of 1986, as amended, may be subject to substantial annual limitation.  Such “changes of ownership” can result from purchases and sales of our shares by large shareholders.  If we experience a 50% change in the ownership of our stock, then we may be limited in the amount of net operating loss carryforwards that we can use in any given year.

Net Income.  The Company recognized net income of $288,000, or $0.04 per diluted share, during the quarter ended September 30, 2005 compared with net income of $326,000, or $0.04 per diluted share, during the prior year quarter.  Pursuant to new accounting rules which became effective for the Company beginning in the current quarter, net income was impacted by a non-cash charge of $35,000 related to compensation expense associated with previously granted stock options.

Liquidity and Capital Resources

As of September 30, 2005, the Company had total cash of approximately $9.4 million, of which $8.9 million is cash and cash equivalents and $0.5 million is being held as a compensating balance under a long-term obligation and subject to withdrawal restrictions.  Included in cash and cash equivalents as of September 30, 2005 is an additional $0.3 million restricted to secure the current portion of the long-term obligation.  The restricted cash balance requirement decreases over the life of the obligation as payments are made.  Cash in excess of immediate requirements is invested in a manner intended to maximize liquidity and return, while minimizing investment risk and the potential effects of concentration of credit risk.

The Company generated $544,000 and $810,000 in cash from operating activities during the current and prior year periods, respectively.  Cash generated from operations in the current quarter is primarily a result of net income and changes in working capital balances.

As of September 30, 2005, the Company had approximately $1.2 million outstanding under long-term financing agreements, including the current portion.  Historically, the Company’s operations have not been capital intensive.  The Company did not purchase equipment and furniture in the current quarter.  Expenditures for equipment and furniture were $8,000 in the prior year quarter.  The Company may enter into additional financing agreements to fund its capital equipment needs during the next 12 months, but does not anticipate a significant investment in capital equipment during that time.

The Company used $140,000 and $164,000 of cash for payments on long-term obligations during the current and prior year quarters, respectively.  Restricted cash requirements decreased $76,000 and $86,000 in the current and prior year quarters, respectively.  During the current quarter, the Company received $154,000 of proceeds from issuance of common shares through the exercise of stock options.

During fiscal 2006, costs associated with its commercial business, including research and development activities, are anticipated to be funded internally from the Company’s established commercial business; term loan and capital lease financing agreements; and from existing cash balances.  The Company anticipates that at its current operating levels, existing cash balances and cash generated from operations will be sufficient to fund its operating needs through fiscal 2007 and beyond.  However, the Company may be required to or elect to raise additional capital before that time.  The Company’s actual capital requirements will depend on numerous factors, many of which are outside the Company’s control.

Critical Accounting Policies

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements.  The following list is not intended to be a comprehensive list of all of our accounting policies.  Our significant accounting policies are more fully described in Note 1 of our financial statements for the year ended June 30, 2005.  In many cases, the accounting treatment of a particular transaction is dictated by United States generally accepted accounting principles, with no need for management’s judgment or estimation in its application.  There are also areas in which management’s judgment in selecting an available alternative would not produce a materially different result.  The following is a brief discussion of the more significant accounting policies and methods used by us:

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

Stock-based Compensation – The Company has adopted Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) No. 123R.  The Company uses the Modified Prospective method, which requires the application of SFAS No. 123R to new awards and to awards modified, repurchased or cancelled after the effective date.  Additionally, compensation cost for the portion of outstanding awards for which service has not been rendered (such as unvested options) that are outstanding as of the date of adoption will be recognized as the remaining services are rendered.  The Company recorded $35,000 in stock-based compensation expense during the current period.  Results from prior periods have not been restated.

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

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings

The Company’s most recent Annual Report on Form 10-K for its fiscal year ended June 30, 2005, which was filed with the Securities Exchange Commission on September 28, 2005, includes a description of certain pending legal proceedings.  No material changes to such proceedings have occurred.

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

IOMED, Inc.
(Registrant)

Date:	November 13, 2005	By:	/s/ Robert J. Lollini
Robert J. Lollini
President and Chief Executive Officer

Date:	November 13, 2005	By:	/s/ Brian L. Mower, CPA
Brian L. Mower, CPA
Chief Accounting Officer