Form 10-Q
period 2005-12-31
IOMED INC
filed 2006-02-13
CIK 1041652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	001-14059

IOMED, Inc.

(Exact name of registrant as specified in its charter)

Utah	87-0441272
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2441 South 3850 West, Salt Lake City, Utah 84120
(Address of principal executive offices) (Zip Code)

(801) 975-1191
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer” and “large accelerated filer in Rule 12b-2 of the Exchange Act).  Check one:  ☐ Large accelerated filer ☐ Accelerated filer   ☒ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of January 31, 2006:

Classes of Common Stock	Number of shares outstanding
Common Stock, no par value	7,136,955

IOMED, Inc.

IOMED, Inc.

CONDENSED BALANCE SHEETS

	December 31, 2005	June 30, 2005
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$8,923,000	$8,293,000
Accounts receivable, net	1,183,000	1,319,000
Inventories	1,136,000	1,153,000
Prepaid expenses	80,000	101,000
Total current assets	11,322,000	10,866,000

Equipment and furniture, net	846,000	1,025,000
Restricted cash	433,000	585,000
Other assets	60,000	62,000

Total assets	$12,661,000	$12,538,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$273,000	$211,000
Accrued liabilities	653,000	1,091,000
Current portion of long-term obligations	472,000	532,000
Total current liabilities	1,398,000	1,834,000

Long-term obligations	618,000	836,000

Commitments and contingencies

Shareholders’ equity
Common shares	38,404,000	34,719,000
Convertible preferred shares	3,441,000	6,881,000
Accumulated deficit	(31,200,000)	(31,732,000)
Total shareholders’ equity	10,645,000	9,868,000

Total liabilities and shareholders’ equity	$12,661,000	$12,538,000

See accompanying notes.

IOMED, Inc.

CONDENSED STATEMENTS OF INCOME

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Product sales	$2,710,000	$2,589,000	$5,538,000	$5,606,000
Cost of products sold	1,106,000	976,000	2,217,000	2,120,000
Gross profit	1,604,000	1,613,000	3,321,000	3,486,000

Operating costs and expenses:
Selling, general and administrative	1,192,000	1,374,000	2,459,000	2,658,000
Research and product development	240,000	222,000	463,000	488,000
Total operating costs and expenses	1,432,000	1,596,000	2,922,000	3,146,000

Operating income	172,000	17,000	399,000	340,000

Other income (expense):
Interest expense	(21,000)	(33,000)	(44,000)	(69,000)
Interest and other income	93,000	53,000	177,000	92,000

Net income	$244,000	$37,000	$532,000	$363,000

Basic income per common share	$0.03	$0.01	$0.08	$0.06

Diluted income per common share	$0.03	$—	$0.07	$0.05

See accompanying notes.

IOMED, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended December 31,
	2005	2004
	(unaudited)
Cash flows from operating activities
Net income	$532,000	$363,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	198,000	334,000
Other non-cash charges	81,000	—
Changes in operating assets and liabilities:
Accounts receivable	136,000	180,000
Inventories	17,000	20,000
Prepaid expenses	21,000	2,000
Trade accounts payable	62,000	(309,000)
Other accrued liabilities	(438,000)	61,000
Net cash provided by operating activities	609,000	651,000

Cash flows from investing activities
Purchases of equipment and furniture	(17,000)	(32,000)

Cash flows from financing activities
Change in restricted cash balance	152,000	173,000
Proceeds from issuance of common shares	164,000	—
Payments on long-term obligations	(278,000)	(317,000)
Net cash provided by (used in) financing activities	38,000	(144,000)

Net increase in cash and cash equivalents	630,000	475,000

Cash and cash equivalents at beginning of period	8,293,000	7,338,000

Cash and cash equivalents at end of period	$8,923,000	$7,813,000

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

Basis of Presentation

In the opinion of management, the accompanying condensed financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of December 31, 2005, and the results of its operations and cash flows for the interim periods ended December 31, 2005 and 2004.  The operating results for the interim periods are not necessarily indicative of the results for a full year.  Certain information and footnote disclosures normally included in financial statements in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  Therefore, these statements should be read in conjunction with the Company’s audited financial statements for the year ended June 30, 2005, included in the Company’s Annual Report on Form 10-K, dated September 28, 2005.

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

Net income as presented in the condensed statements of income represents the numerator used in computing both basic and diluted income per share and the following table sets forth the computation of the weighted average shares representing the denominator used in determining basic and diluted income per share:

	Three Months ended December 31,		Six Months ended December 31,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Denominator for basic income per share - weighted average shares outstanding	7,094	6,585	6,840	6,585
Dilutive securities: preferred stock and certain stock options	884	1,111	999	1,088
Denominator for diluted income per share — adjusted weighted average shares outstanding and assumed conversions	7,978	7,696	7,839	7,673

In all periods presented, certain securities were not included in the computation of diluted income per share due to their anti-dilutive effect.  Options to purchase approximately 224,000 common shares at a weighted average exercise price of $5.06 per share were excluded in the three and six months ended December 31, 2005.  Options to purchase approximately 613,000 and 673,000 common shares, respectively, were excluded in the three and six months ended December 31, 2004.  Certain of the Company’s Series D Convertible Preferred Shares were converted into 446,900 shares of common stock during the quarter ended December 31, 2005, as discussed in Note 6.

IOMED, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.                                      Summary of Significant Accounting Policies (continued)

Stock-based Compensation – The Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) No. 123R effective as of July 1, 2005, the beginning of the Company’s fiscal year.  The Company has adopted the Modified Prospective method, which requires the application of SFAS No. 123R to new awards and to awards modified, repurchased or cancelled after the effective date.  Additionally, compensation cost for the portion of outstanding awards for which service has not been rendered (such as unvested options) that are outstanding as of the date of adoption will be recognized as the remaining services are rendered.  Results from prior periods have not been restated.

Through June 30, 2005, the Company elected to follow Accounting Principles Board Opinion No. 25 - Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee stock options rather than adopting the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock Based Compensation – Transition and Disclosure, and as a result the Company did not recognize any compensation expense.  The table below illustrates the effect on net income and income per share had compensation cost for the Company’s employee stock options been determined consistent with the fair value methodology prescribed under SFAS 123 for the three and six months ended December 31, 2004.  Net income for the three and six months ended December 31, 2005 includes $46,000 and $81,000, respectively, in stock-based compensation expense.

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Net income - as reported	$244,000	$37,000	$532,000	$363,000
Less: Total stock compensation expense determined using the fair value method	—	(142,000)	—	(196,000)
Net income (loss) - pro forma	$244,000	$(105,000)	$532,000	$167,000

Income per share:
Basic - as reported	$0.03	$0.01	$0.08	$0.06
Diluted - as reported	$0.03	$—	$0.07	$0.05

Proforma income (loss) per share:
Basic - pro forma	$0.03	$(0.02)	$0.08	$0.03
Diluted - pro forma	$0.03	$(0.02)	$0.07	$0.02

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

2.                                      Inventories

Inventories are stated at the lower of cost or market.  Cost is determined using the first-in, first-out method.  Inventories consisted of the following at December 31, 2005 and June 30, 2005:

	December 31, 2005	June 30, 2005
Raw materials	$679,000	$643,000
Work-in-progress	88,000	56,000
Finished goods	369,000	454,000
	$1,136,000	$1,153,000

3.                                      Restricted Cash

The Company maintains an interest bearing money market account with a lending bank, $433,000 of which is being held as a compensating balance as of December 31, 2005 under a long-term obligation and is restricted as to withdrawal.  Included in cash and cash equivalents as of December 31, 2005 is an additional $300,000 restricted to secure the current portion of such long-term obligation.  The restricted cash balance requirement decreases over the life of the obligation as payments are made.

4.                                      Commitments

The Company has entered into agreements with various lending institutions to provide financing for the Company’s investments in capital equipment and facilities modifications and consolidation.  As of December 31, 2005, the Company had approximately $1,090,000 outstanding under these agreements, $618,000 of which was classified as long-term obligations.  A portion of long-term obligations is secured by restricted cash balances.

IOMED, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

The Company leases space, including a recently amended facility lease agreement, and certain equipment under non-cancelable operating lease agreements that expire at various dates through 2012.  Future minimum lease payments under non-cancelable operating leases at December 31, 2005 were $1,995,000.  These obligations mature as follows: remaining 6 months of fiscal 2006 — $139,000; fiscal 2007 — $278,000; fiscal 2008 — $274,000; fiscal 2009 — $276,000; and fiscal 2010 —$283,000; and thereafter — $745,000.

5.                                      Stock-based Compensation

The Company has adopted and approved two incentive stock compensation plans.  The Company’s 1988 Stock Option Plan was approved by the shareholders in November 1988 and the Company’s 1997 Share Incentive Plan was approved by the shareholders in November 1997.  The 1988 Stock Option Plan expired in August 1998 and no further grants were made under the Plan following the adoption of the 1997 Share Incentive Plan.  The Company’s 1997 Share Incentive Plan permits the grant of up to 2,812,500 stock options.  Option awards are generally granted with an exercise price equal to the market price of the of the Company’s stock at the date of grant.  In general, options granted vest over zero to five years and have 10-year contractual terms.  A summary of activity under the Plans during the period ended December 31, 2005 is as follows:

		Weighted Average
Options	Outstanding Shares	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Balance at June 30, 2005	1,323,000	$2.50
Granted	60,000	$2.55		$6,000
Exercised	(105,000)	$1.55		$115,000
Forfeited/expired	(49,000)	$5.12		$—
Balance at December 31, 2005	1,229,000	$2.48	5.6 years	$753,000

Vested at December 31, 2005	1,130,000	$2.50	5.4 years	$704,000

The Company adopted SFAS No. 123R effective as of July 1, 2005, the beginning of the Company’s fiscal year.  SFAS No. 123R revises SFAS No. 123 and supersedes APB 25 and requires companies to expense the value of employee stock options and other equity-based awards.  For the three and six month periods ended December 31 2005, the Company recorded a total non-cash charge of $46,000 and $81,000, respectively, related to stock-based compensation.

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

Black-Scholes pricing models require using certain assumptions, including expected volatility, dividend yields, risk-free interest rates, expected lives, and forfeiture rates.  Expected stock price volatility, which ranged from 0.47 to 0.75 and had a weighted average of 0.71, was estimated using historical volatilities of the Company’s stock at each grant date.  Expected dividend yields were 0.0%.  US Treasury bill yields with terms corresponding to expected terms of the awards being valued were used to estimate risk-free interest rates, the weighted average of which was 4.2%.  In estimating expected lives, contractual and vesting terms of awards, along with historical experience, were considered; however, due to insufficient historical data from which to reliably estimate expected lives, the Company used estimates based on the “shortcut approach” set forth in

SFAS 123R, where the expected life of 6 years was estimated to be the mid-point between the vesting date and the end of the contractual term.  Estimated forfeiture rates were based primarily on historical data.

A summary of activity for nonvested shares under the Plans during the period ended December 31, 2005 is as follows:

Nonvested Shares	Shares	Weighted- Average Grant Date Fair Value
Balance at July 1, 2005	97,000	$1.16
Granted	60,000	$1.29
Vested	(58,000)	$1.19
Forfeited/expired	—
Balance at December 31, 2005	99,000	$1.22

As of December 31, 2005, there was $117,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans.  That cost is expected to be recognized over a weighted-average period of 1.0 years.

The adoption of SFAS No. 123R had the following effect on reported amounts for the three and six months ended December 31, 2005:

	Under Previous Accounting	SFAS No. 123R Adjustments	As Reported
Three months ended December 31, 2005
Operating income	$218,000	$(46,000)	$172,000
Net income	$290,000	$(46,000)	$244,000
Income per share
Basic	$0.04	$(0.01)	$0.03
Diluted	$0.04	$(0.01)	$0.03

Six months ended December 31, 2005
Operating income	$480,000	$(81,000)	$399,000
Net income	$613,000	$(81,000)	$532,000
Income per share
Basic	$0.09	$(0.01)	$0.08
Diluted	$0.08	$(0.01)	$0.07

6.                                      Series D Convertible Preferred Shares

During the period ended December 31, 2005, certain holders of Series D Convertible Preferred Shares converted their shares into 446,900 shares of common stock.  The 446,901 remaining Series D preferred shares are convertible at the option of the holder into common shares, on a share-for-share basis, subject to adjustment for certain corporate transactions.  Further, the Series D preferred shares are non-redeemable, non-voting and have no dividend, liquidation or similar preferences over common shares but are entitled to a pro rata share of any such distribution as if the Series D preferred shares had been converted into common shares.

IOMED, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

7.                                      Litigation

A description of certain outstanding and settled legal matters involving the Company is provided below.  In addition to the legal matters discussed below, the Company is subject to various claims and legal proceedings covering matters that arise in the ordinary course of business.

(a) Outstanding Legal Matters

The Company is a co-defendant with a distributor of the Company’s products, in a claim asserting misappropriation of trade secrets.  The Company has denied all allegations of the complaint.  This case is in the discovery phase and it is too early to predict the outcome.

Management believes that there is no basis for the claim asserted above and intends to pursue a vigorous defense.  Furthermore, management does not believe that the outcome of this legal matter will have a material adverse impact on the Company.  However, legal fees and expenses will likely be material and, in the event of an unfavorable resolution, the outcome could have a material adverse impact on the Company’s business, financial position, or results of operations.

(b) Settled Legal Matters

Effective August 31, 2005, the Company entered into a settlement that resolved the Company’s involvement in all legal matters related to two civil complaints filed in April 2002 by the Company in state court against two former executives, among others, alleging misappropriation of the Company’s trade secrets, interference with economic relationships and civil conspiracy.  At December 31, 2005, the Company had no outstanding liabilities associated with the settlement.

Effective January 24, 2006, the Company entered into a settlement agreement with Travanti Pharma, Inc. (the successor to Birch Point Medical, Inc.) with respect to the action brought against the Company by Birch Point Medical.  Pursuant to the settlement agreement, the Company acquired a fully paid-up, non-exclusive, worldwide, royalty-free license and a perpetual covenant not to sue under certain patents and patents pending belonging to Travanti Pharma, Inc. with respect to the Company’s iontophoretic medical device products sold into the orthopedic therapy market for a one-time license fee of $750,000.  The settlement agreement also provided for a mutual release of claims.

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

Overview

The Company is a leader in the development, manufacture and sale of active drug delivery systems primarily used to treat local inflammation in the physical and occupational therapy and sports medicine markets.  The Company’s current product line is based on proprietary iontophoretic drug delivery technology.  The majority of the Company’s revenues have been generated through the sale of the Phoresor system, including the reusable dose controller and single use, disposable patch kits.  The Company is pursuing opportunities to advance its position as a provider of quality, innovative medical products that improve patient healthcare.  In addition, the Company is seeking collaborative opportunities to develop its non-invasive drug delivery technology to satisfy substantial unmet medical needs.  The Company has proprietary technology in various stages of research and product development primarily for transdermal drug delivery and for the treatment of ophthalmic disease.  From inception through fiscal 2002, the Company had generally incurred operating losses as a result of costs associated with internally funded research and development activities.  During fiscal 2003, 2004 and 2005, the Company reported net income.  As of December 31, 2005, the Company’s accumulated deficit was approximately $31.2 million.  The Company’s ability to sustain profitability will depend on its ability to maintain market acceptance and successfully expand sales of its existing products, successfully complete the development of, receive regulatory approvals for, successfully manufacture and market its current and future products, and resolve pending litigation matters, as to which there can be no assurance.

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

Results of Operations

Three and Six Months Ended December 31, 2005 and 2004

Product sales.  Product sales increased 5% in the current quarter to $2.7 million from $2.6 million in the prior year quarter.  Product sales during the six months ended December 31, 2005 decreased to $5.5 million from $5.6 million in the six months ended December 31, 2004.  The increase in current quarter sales reflects the impact on the prior year quarter’s results of a reduction in inventory levels carried by certain of its dealers.

Product sales in the current periods were also impacted by a reduction in the Company’s average selling prices due primarily to a shift in sales to national distributors and other factors related to the restructuring of the Company’s distribution network.

Costs of Products Sold.  Costs of products sold were $1.1 million and $2.2 million in the three and six months ended December 31, 2005, respectively, compared to $1.0 million and $2.1 million in the prior year periods, respectively.  Gross margins on product sales were 59% and 60% in the current three and six month periods, respectively, compared to 62% in the prior year periods.  The beneficial effects of the recently renegotiated facility lease, including decreased monthly rent and allocated depreciation expense, mitigated the effects of lower product sales on gross margin.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased 13% and 7% to $1.2 million and $2.5 million in each of the three and six months ended December 31, 2005, respectively, compared to $1.4 million and $2.7 million in prior year periods.  The decrease was primarily a result of decreased litigation costs during the current periods and reduced selling, general and administrative personnel.  Litigation related expenses for the current three and six month periods were $85,000 and $253,000, respectively, compared to $185,000 and $318,000 in the prior year periods.  As a result of the recent resolution of certain litigation involving the Company, litigation related expenses during the third and fourth fiscal quarters are expected to be lower than in the prior year periods.  Effective January 24, 2006, the Company entered into a settlement that resolved the Company’s involvement in all legal matters related to a patent infringement claim asserted against the Company.

Research and Product Development Expense.  Research and product development expenditures were $240,000 and $463,000 for the three and six months ended December 31, 2005, respectively, compared to $222,000 and $488,000 for the prior year periods.  The Company’s research and product development expenditures in the current period reflect its continued investment in product development programs.  During fiscal 2006, the Company intends to continue to focus research and product development efforts on its core business and new market opportunities for its iontophoresis technology.

Other Income and Expenses.   Interest expense decreased to $21,000 and $44,000 in the current three-and six-month periods, respectively, from $33,000 and $69,000 in the prior year periods.  The decrease was due to a decreasing balance on long-term obligations.  Interest income and other miscellaneous income was $93,000 and $177,000 in the current three- and six-month periods, respectively, compared to $53,000 and $92,000, respectively, in the prior year periods.  The increase is primarily due to higher yields on higher cash balances.  Amounts in both periods reflect interest earnings on invested cash balances and income from a royalty and license agreement.

Income Taxes.  No income tax expense was recognized on the Company’s pre-tax income for the three- and six- months ended December 31, 2005, which reflects management’s estimate of the Company’s fiscal 2006 tax position due to the use of historical net operating losses and the resulting change in the valuation allowance.  In addition, no income tax expense was recognized for the prior year periods.  The Company has substantial net operating loss carryforwards, which, under the current “change of ownership” rules of the Internal Revenue Code of 1986, as amended, may be subject to substantial annual limitation.  Such “changes of ownership” can result from purchases and sales of our shares by large shareholders.  If we experience a 50% change in the ownership of our stock, then we may be limited in the amount of net operating loss carryforwards that we can use in any given year.

Net Income.  The Company recognized net income of $244,000 and $532,000, or $0.03 and $0.07 per diluted share, during the three- and six- month periods ended December 31, 2005, respectively, compared with net income of $37,000 and $363,000, or $0.00 and $0.06 per diluted share, during the prior year periods.  The fluctuations are a result of the changes discussed above.  Pursuant to new accounting rules which became effective for the Company beginning in the current fiscal year, net income was impacted by a non-cash charge of $46,000 and $81,000 in the current three- and six- month periods, respectively, related to compensation expense associated with stock option grants.

Liquidity and Capital Resources

As of December 31, 2005, the Company had total cash of approximately $9.4 million, of which $8.9 million is cash and cash equivalents and $0.5 million is being held as a compensating balance under a long-term obligation and subject to withdrawal restrictions.  Included in cash and cash equivalents as of December 31, 2005 is an additional $0.3 million restricted to secure the current portion of the long-term obligation.  The restricted cash balance requirement decreases over the life of the obligation as payments are made.  Cash in excess of immediate requirements is invested in a manner intended to maximize liquidity and return, while minimizing investment risk and the potential effects of concentration of credit risk.

The Company generated $609,000 and $651,000 in cash from operating activities during the current and prior year six month periods, respectively.  Cash generated from operations in the current period is primarily a result of net income and changes in working capital balances.

As of December 31, 2005, the Company had approximately $1.1 million outstanding under long-term financing agreements, including the current portion.  Historically, the Company’s operations have not been capital intensive.  Expenditures for equipment and furniture were $17,000 and $32,000, respectively, in the current and prior year periods.  The Company may enter into additional financing agreements to fund its capital equipment needs during the next 12 months, but does not anticipate a significant investment in capital equipment during that time.

The Company used $278,000 and $317,000 of cash for payments on long-term obligations during the current and prior year periods, respectively.  Restricted cash requirements decreased $152,000 and $173,000 in the current and prior year periods, respectively.  During the current period, the Company received $164,000 of proceeds from issuance of common shares through the exercise of stock options.

During fiscal 2006, costs associated with the Company’s commercial business, including research and development activities, are anticipated to be funded internally from its established commercial business; term loan and capital lease financing agreements; and from existing cash balances.  The Company anticipates that at its current operating levels, existing cash balances and cash generated from operations will be sufficient to fund its operating needs through fiscal 2007 and beyond.  However, the Company may be required to or elect to raise additional capital before that time.  The Company’s actual capital requirements will depend on numerous factors, many of which are outside the Company’s control.

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

Stock-based Compensation – The Company has adopted Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) No. 123R.  The Company uses the Modified Prospective method, which requires the application of SFAS No. 123R to new awards and to awards modified, repurchased or cancelled after the effective date.  Additionally, compensation cost for the portion of outstanding awards for which service has not been rendered (such as unvested options) that are outstanding as of the date of adoption will be recognized as the remaining services are rendered.  The Company recorded $46,000 and $81,000, respectively, in stock-based compensation expense during the current three and six month periods.  Results from prior periods have not been restated.

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

PART II — OTHER INFORMATION

Item 1.             Legal Proceedings

The Company’s most recent Annual Report on Form 10-K for its fiscal year ended June 30, 2005, which was filed with the Securities Exchange Commission on September 28, 2005, includes a description of certain pending legal proceedings.  The following describes certain material changes to such proceedings:

Settled Legal Matters

Effective January 24, 2006, the Company entered into a settlement agreement with Travanti Pharma, Inc. (the successor to Birch Point Medical, Inc.) with respect to the action brought against the Company by Birch Point Medical.  Pursuant to the settlement agreement, the Company acquired a fully paid-up, non-exclusive, worldwide, royalty-free license and a perpetual covenant not to sue under certain patents and patents pending belonging to Travanti Pharma, Inc. with respect to the Company’s iontophoretic medical device products sold into the orthopedic therapy market for a one-time license fee of $750,000.  The settlement agreement also provided for a mutual release of claims.

Item 4.             Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on November 11, 2005, to consider and vote on the following proposals:  (i) election of a Class I director to serve a term of three years or until his successor is duly elected and qualified; and (ii) ratification of the appointment of Ernst & Young LLP as the Company’s auditors for the fiscal year ending June 30, 2006.

Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934.  There was no solicitation in opposition to management’s nominee for election as a Class I director, as listed in the Company’s Proxy Statement, and the nominee was elected to serve a term of three years ending in 2008 with the following vote:

	Number of Votes
	In Favor	Withheld
John W. Fara, Ph.D.	4,276,065	1,215,194

In addition, the following directors’ terms of office continued after the meeting:

Directors	Term Ending
Michael T. Sember	2006
Robert J. Lollini	2006
Peter J. Wardle	2007
Warren Wood	2007

The proposal to ratify the appointment of Ernst & Young LLP as the Company’s auditors was approved with the following vote:

Number of Votes
In favor	Against	Abstained
5,470,659	13,100	7,500

Item 6.             Exhibits

(a)                                  Exhibits:

Exhibit No.	Description

Exhibit 31.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER

Exhibit 31.2	CERTIFICATION OF CHIEF ACCOUNTING OFFICER

Exhibit 32.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER

Exhibit 32.2	CERTIFICATION OF CHIEF ACCOUNTING OFFICER

IOMED, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IOMED, Inc.
(Registrant)

Date:	February 13, 2006	By:	/s/ Robert J. Lollini
Robert J. Lollini
President and Chief Executive Officer

Date:	February 13, 2006	By:	/s/ Brian L. Mower, CPA
Brian L. Mower, CPA
Chief Accounting Officer