Form 10-Q
period 2006-03-31
IOMED INC
filed 2006-05-15
CIK 1041652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	001-14059

IOMED, Inc.

(Exact name of registrant as specified in its charter)

Utah	87-0441272
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of April 30, 2006:

Classes of Common Stock	Number of shares outstanding
Common Stock, no par value	7,153,455

IOMED, Inc.

IOMED, Inc.

BALANCE SHEETS

	March 31, 2006	June 30, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,422,000	$8,293,000
Accounts receivable, net	1,237,000	1,319,000
Inventories	1,093,000	1,153,000
Prepaid expenses	37,000	101,000
Total current assets	10,789,000	10,866,000

Equipment and furniture, net	794,000	1,025,000
Restricted cash	354,000	585,000
Other assets	778,000	62,000

Total assets	$12,715,000	$12,538,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$171,000	$211,000
Accrued liabilities	864,000	1,091,000
Current portion of long-term obligations	447,000	532,000
Total current liabilities	1,482,000	1,834,000

Long-term obligations	504,000	836,000

Commitments and contingencies

Shareholders’ equity
Common shares	38,473,000	34,719,000
Convertible preferred shares	3,441,000	6,881,000
Accumulated deficit	(31,185,000)	(31,732,000)
Total shareholders’ equity	10,729,000	9,868,000

Total liabilities and shareholders’ equity	$12,715,000	$12,538,000

See accompanying notes.

IOMED, Inc.

INCOME STATEMENTS

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
Product sales	$2,688,000	$2,879,000	$8,226,000	$8,485,000
Cost of products sold	1,097,000	1,152,000	3,314,000	3,272,000
Gross profit	1,591,000	1,727,000	4,912,000	5,213,000

Operating costs and expenses:
Selling, general and administrative	1,350,000	1,479,000	3,809,000	4,137,000
Research and product development	309,000	238,000	772,000	726,000
Total operating costs and expenses	1,659,000	1,717,000	4,581,000	4,863,000

Operating income (loss)	(68,000)	10,000	331,000	350,000

Other income (expense):
Interest expense	(18,000)	(29,000)	(62,000)	(98,000)
Interest and other income	101,000	51,000	278,000	143,000

Net income	$15,000	$32,000	$547,000	$395,000

Basic income per common share	$—	$—	$0.08	$0.06

Diluted income per common share	$—	$—	$0.07	$0.05

See accompanying notes.

IOMED, Inc.

STATEMENTS OF CASH FLOWS

	Nine Months Ended March 31,
	2006	2005
	(unaudited)
Cash flows from operating activities
Net income	$547,000	$395,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	314,000	440,000
Other non-cash charges	116,000	—
Changes in operating assets and liabilities:
Accounts receivable	82,000	60,000
Inventories	60,000	(95,000)
Prepaid expenses	64,000	30,000
Trade accounts payable	(40,000)	(106,000)
Other accrued liabilities	(227,000)	277,000
Net cash provided by operating activities	916,000	1,001,000

Cash flows from investing activities
Purchases of equipment and furniture	(49,000)	(53,000)
Purchase of intangible assets	(750,000)	—
Net cash used in investing activities	(799,000)	(53,000)

Cash flows from financing activities
Change in restricted cash balance	231,000	262,000
Proceeds from issuance of common shares	198,000	—
Payments on long-term obligations	(417,000)	(470,000)
Net cash provided by (used in) financing activities	12,000	(208,000)

Net increase in cash and cash equivalents	129,000	740,000

Cash and cash equivalents at beginning of period	8,293,000	7,338,000

Cash and cash equivalents at end of period	$8,422,000	$8,078,000

See accompanying notes.

IOMED, Inc.

NOTES TO FINANCIAL STATEMENTS

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

Basis of Presentation

In the opinion of management, the accompanying condensed financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2006, and the results of its operations and cash flows for the interim periods ended March 31, 2006 and 2005.  The operating results for the interim periods are not necessarily indicative of the results for a full year.  Certain information and footnote disclosures normally included in financial statements in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  Therefore, these statements should be read in conjunction with the Company’s audited financial statements for the year ended June 30, 2005, included in the Company’s Annual Report on Form 10-K, dated September 28, 2005.

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

Net income as presented in the condensed statements of income represents the numerator used in computing both basic and diluted income per share and the following table sets forth the computation of the weighted average shares representing the denominator used in determining basic and diluted income per share:

	Three Months ended March 31,		Nine Months ended March 31,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Denominator for basic income per share - weighted average shares outstanding	7,145	6,585	6,940	6,585
Dilutive securities: preferred stock and certain stock options	797	1,097	936	1,091
Denominator for diluted income per share — adjusted weighted average shares outstanding and assumed conversions	7,942	7,682	7,876	7,676

In all periods presented, certain securities were not included in the computation of diluted income per share due to their anti-dilutive effect.  Options to purchase approximately 222,000 common shares at a weighted average exercise price of $5.07 per share were excluded in the three and nine months ended March 31, 2006.  Options to purchase approximately 663,000 common shares were excluded in the three and nine months ended March 31, 2005.  Certain of the Company’s Series D Convertible Preferred Shares were converted into 446,900 shares of common stock during the nine months ended March 31, 2006, as discussed in Note 6.

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

Through June 30, 2005, the Company elected to follow Accounting Principles Board Opinion No. 25 - Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee stock options rather than adopting the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock Based Compensation – Transition and Disclosure, and as a result the Company did not recognize any compensation expense.  The table below illustrates the effect on net income and income per share had compensation cost for the Company’s employee stock options been determined consistent with the fair value methodology prescribed under SFAS 123 for the three and nine months ended March 31, 2005.  Net income for the three and nine months ended March 31, 2006 includes $35,000 and $116,000, respectively, in stock-based compensation expense.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Net income - as reported	$15,000	$32,000	$547,000	$395,000
Less: Total stock compensation expense determined using the fair value method	—	(47,000)	—	(243,000)
Net income (loss) - pro forma	$15,000	$(15,000)	$547,000	$152,000

Income per share:
Basic - as reported	$—	$—	$0.08	$0.06
Diluted - as reported	$—	$—	$0.07	$0.05

Proforma income (loss) per share:
Basic - pro forma	$—	$—	$0.08	$0.02
Diluted - pro forma	$—	$—	$0.07	$0.02

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

2.                                      Inventories

Inventories are stated at the lower of cost or market.  Cost is determined using the first-in, first-out method.  Inventories consisted of the following at March 31, 2006 and June 30, 2005:

	March 31, 2006	June 30, 2005
Raw materials	$564,000	$643,000
Work-in-progress	87,000	56,000
Finished goods	442,000	454,000
	$1,093,000	$1,153,000

3.                                      Restricted Cash

The Company maintains an interest bearing money market account with a lending bank, $354,000 of which is being held as a compensating balance as of March 31, 2006 under a long-term obligation and is restricted as to withdrawal.  Included in cash and cash equivalents as of March 31, 2006 is an additional $305,000 restricted to secure the current portion of such long-term obligation.  The restricted cash balance requirement decreases over the life of the obligation as payments are made.

4.                                      Commitments

The Company has entered into agreements with various lending institutions to provide financing for the Company’s investments in capital equipment and facilities modifications and consolidation.  As of March 31, 2006, the Company had approximately $951,000 outstanding under these agreements, $504,000 of which was classified as long-term obligations.  A portion of long-term obligations is secured by restricted cash balances.

The Company leases space, including a recently amended facility lease agreement, and certain equipment under non-cancelable operating lease agreements that expire at various dates through 2012.  Future minimum lease payments under non-cancelable operating leases at March 31, 2006 were $1,925,000.  These obligations mature as follows: remaining 3 months of fiscal 2006 — $69,000; fiscal 2007 — $278,000; fiscal 2008 — $274,000; fiscal 2009 — $276,000; and fiscal 2010 —$283,000; and thereafter — $745,000.

5.                                      Stock-based Compensation

The Company has adopted and approved two incentive stock compensation plans.  The Company’s 1988 Stock Option Plan was approved by the shareholders in November 1988 and the Company’s 1997 Share Incentive Plan was approved by the shareholders in November 1997.  The 1988 Stock Option Plan expired in August 1998 and no further grants were made under the Plan following the adoption of the 1997 Share Incentive Plan.  The Company’s 1997 Share Incentive Plan permits the grant of up to 2,812,500 stock options.  Option awards are generally granted with an exercise price equal to the market price of the of the Company’s stock at the date of grant.  In general, options granted vest over zero to five years and have 10-year contractual terms.  A summary of activity under the Plans during the period ended March 31, 2006 is as follows:

		Weighted Average
Options	Outstanding Shares	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Balance at June 30, 2005	1,323,000	$2.50
Granted	60,000	$2.55		$27,000
Exercised	(121,000)	$1.63		$166,000
Forfeited/expired	(51,000)	$5.08		$—
Balance at March 31, 2006	1,211,000	$2.48	5.4 years	$1,090,000

Vested at March 31, 2006	1,141,000	$2.49	5.2 years	$1,039,000

The Company adopted SFAS No. 123R effective as of July 1, 2005, the beginning of the Company’s fiscal year.  SFAS No. 123R revises SFAS No. 123 and supersedes APB 25 and requires companies to expense the value of employee stock options and other equity-based awards.  For the three and nine month periods ended March 31 2006, the Company recorded a total non-cash charge of $35,000 and $116,000, respectively, related to stock-based compensation.

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

A summary of activity for nonvested options under the Plans during the period ended March 31, 2006 is as follows:

Nonvested Options	Options	Weighted- Average Grant Date Fair Value
Balance at July 1, 2005	97,000	$1.16
Granted	60,000	$1.29
Vested	(87,000)	$1.17
Forfeited/expired	—
Balance at March 31, 2006	70,000	$1.24

As of March 31, 2006, there was $82,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans.  That cost is expected to be recognized over a weighted-average period of 1.0 years.

The adoption of SFAS No. 123R had the following effect on reported amounts for the three and nine months ended March 31, 2006:

	Under Previous Accounting	SFAS No. 123R Adjustments	As Reported
Three months ended March 31, 2006
Operating income (loss)	$(33,000)	$(35,000)	$(68,000)
Net income	$50,000	$(35,000)	$15,000
Income per share
Basic	$0.01	$(0.01)	$—
Diluted	$0.01	$(0.01)	$—

Nine months ended March 31, 2006
Operating income	$447,000	$(116,000)	$331,000
Net income	$663,000	$(116,000)	$547,000
Income per share
Basic	$0.10	$(0.02)	$0.08
Diluted	$0.08	$(0.01)	$0.07

6.                                      Series D Convertible Preferred Shares

During the nine months ended March 31, 2006, certain holders of Series D Convertible Preferred Shares converted their shares into 446,900 shares of common stock.  The 446,901 remaining Series D preferred shares are convertible at the option of the holder into common shares, on a share-for-share basis, subject to adjustment for certain corporate transactions.  Further, the Series D preferred shares are non-redeemable, non-voting and have no dividend, liquidation or similar preferences over common shares but are entitled to a pro rata share of any such distribution as if the Series D preferred shares had been converted into common shares.

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

(b) Settled Legal Matters

Effective August 31, 2005, the Company entered into a settlement that resolved the Company’s involvement in all legal matters related to two civil complaints filed in April 2002 by the Company in state court against two former executives, among others, alleging misappropriation of the Company’s trade secrets, interference with economic relationships and civil conspiracy.  At March 31, 2006, the Company had no outstanding liabilities associated with the settlement.

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

Overview

The Company is a leader in the development, manufacture and sale of active drug delivery systems primarily used to treat local inflammation in the physical and occupational therapy and sports medicine markets.  The Company’s current product line is based on proprietary iontophoretic drug delivery technology.  The majority of the Company’s revenues have been generated through the sale of the Phoresor system, including the reusable dose controller and single use, disposable patch kits.  The Company is pursuing opportunities to advance its position as a provider of quality, innovative medical products that improve patient healthcare.  In addition, the Company is seeking collaborative opportunities to develop its non-invasive drug delivery technology to satisfy substantial unmet medical needs.  The Company has proprietary technology in various stages of research and product development primarily for transdermal drug delivery and for the treatment of ophthalmic disease.  From inception through fiscal 2002, the Company had generally incurred operating losses as a result of costs associated with internally funded research and development activities.  During fiscal 2003, 2004 and 2005, the Company reported net income.  As of March 31, 2006, the Company’s accumulated deficit was approximately $31.2 million.  The Company’s ability to sustain profitability will depend on its ability to maintain market acceptance and successfully expand sales of its existing products, successfully complete the development of, receive regulatory approvals for, successfully manufacture and market its current and future products, and resolve pending litigation matters, as to which there can be no assurance.

The Company’s results of operations may vary significantly from quarter to quarter and depend on product sales levels and costs associated with manufacturing processes, as well as other factors.  The amount of revenue and net income in any given period is not necessarily indicative of future revenue and net income.

Recent Development

On September 15, 2005, we announced that our Board of Directors has decided to explore various strategic alternatives for the Company to maximize shareholder value.  In connection with this process, the Company has retained Seven Hills Partners LLC to act as its financial advisor.  The Company has engaged in discussions with various parties regarding potential transactions.  At the present time, the assessment of strategic alternatives is ongoing.  We are uncertain whether any transaction will result from this process and if a transaction does result from the process what form it will take and what impact it may have on our stock price.

Results of Operations

Three Months and Nine Months Ended March 31, 2006 and 2005

Product sales.  Product sales decreased 7% and 3% to $2.7 million and $8.2 million in the three and nine months ended March 31, 2006, respectively, from $2.9 million and $8.5 million in the three and nine months ended March 31, 2005, respectively.  The decrease in product sales for the current three month period was primarily due to reduced unit sales volume.  Product sales in the current nine month period were impacted by a reduction in the Company’s average selling prices due primarily to a shift in sales to national distributors and other factors, including dealer incentive programs.  The Company is party to a distribution agreement with Compex Technologies, one of its two largest distributors, that automatically renews on June 30th of each year.  During the current period, IOMED received a notice of intent to terminate that agreement effective June 30, 2006.  The notice follows Compex’s acquisition by Encore Medical

Corporation, a competitor of the Company.  The Company will seek to utilize its other current distributors to service the accounts that are currently purchasing IOMED products from Compex; and to meet its future product distribution needs.

Costs of Products Sold.  Costs of products sold were $1.1 million and $3.3 million in the three and nine months ended March 31, 2006, respectively, compared to $1.2 million and $3.3 million in the prior year periods, respectively.  Gross margins on product sales were 59% and 60% in the three and nine months ended March 31, 2006, respectively, compared to 60% and 61% in the prior year periods, respectively.  The beneficial effects of the renegotiated facility lease, including decreased monthly rent and allocated depreciation expense, mitigated the effects of lower product sales on gross margin during a portion of the current nine month period compared to the prior year period.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased 9% and 8% to $1.4 million and $3.8 million in each of the three and nine months ended March 31, 2006, respectively, compared to $1.5 million and $4.1 million in the prior year periods.  The decrease in the current quarter was primarily a result of decreased personnel costs.  The decrease in the nine month period was a result of decreased personnel and litigation-related expenses, which were $554,000 in the current nine month period versus $633,000 in the prior year period.  The recent resolution of two intellectual property litigation matters involving the Company will have a mitigating effect on litigation related expenses in future periods.

Research and Product Development Expense.  Research and product development expenditures increased to $309,000 and $772,000 for the three and nine months ended March 31, 2006, respectively, compared to $238,000 and $726,000 for the prior year periods.  The Company’s research and product development expenditures in the current period reflect its continued investment in product development programs.  The Company intends to continue to focus research and product development efforts on its core business and new market opportunities for its iontophoresis technology.

Other Income and Expenses.   Interest expense decreased to $18,000 and $62,000 in the current three and nine month periods, respectively, from $29,000 and $98,000 in the prior year periods, respectively, due to a decreasing balance on long-term obligations.  Interest and other income was $101,000 and $278,000 in the current three and nine month periods, respectively, compared to $51,000 and $143,000, respectively, in the prior year periods.  Increases are primarily due to higher yields on cash balances.  Amounts in all periods reflect interest earned on invested cash balances and income from a royalty and license agreement.

Income Taxes.  No income tax expense was recognized on the Company’s pre-tax income for the three and nine months ended March 31, 2006, which reflects management’s estimate of the Company’s fiscal 2006 tax position due to the use of historical net operating losses and the resulting change in the valuation allowance.  In addition, no income tax expense was recognized for the prior year periods.  The Company has substantial net operating loss carryforwards, which, under the current “change of ownership” rules of the Internal Revenue Code of 1986, as amended, may be subject to substantial annual limitation.  Such “changes of ownership” can result from purchases and sales of our shares by large shareholders.  If we experience a 50% change in the ownership of our stock, then we may be limited in the amount of net operating loss carryforwards that we can use in any given year.

Net Income.  The Company recognized net income of $15,000 and $547,000, or nil and $0.07 per diluted share, during the three and nine month periods ended March 31, 2006, respectively, compared with net income of $32,000 and $395,000, or nil and $0.05 per diluted share, during the prior year periods.  The fluctuations are a result of the changes discussed above.  Pursuant to new accounting rules which became effective for the Company beginning in the current fiscal year, net income was impacted by a non-cash charge of $35,000 and $116,000 in the current three and nine month periods, respectively, related to compensation expense associated with stock option grants.

Liquidity and Capital Resources

As of March 31, 2006, the Company had total cash of approximately $8.8 million, of which $8.4 million is cash and cash equivalents and $0.4 million is being held as a compensating balance under a long-term obligation and subject to withdrawal restrictions.  Included in cash and cash equivalents as of March 31, 2006 is an additional $0.3 million restricted to secure the current portion of the long-term obligation.  The restricted cash balance requirement decreases over the life of the obligation as payments are made.  Cash in excess of immediate requirements is invested in a manner intended to maximize liquidity and return, while minimizing investment risk and the potential effects of concentration of credit risk.

The Company generated $916,000 and $1,001,000 in cash from operating activities during the current and prior year nine month periods, respectively.  Cash generated from operations in the current period is primarily a result of net income.

As of March 31, 2006, the Company had approximately $1.0 million outstanding under long-term financing agreements, including the current portion.  Historically, the Company’s operations have not been capital intensive.  Expenditures for equipment and furniture were $49,000 and $53,000, respectively, in the current and prior year periods.  The Company may enter into additional financing agreements to fund its capital equipment needs during the next 12 months, but does not anticipate a significant investment in capital equipment during that time.  During the current period, the Company settled two intellectual property litigation matters.  Pursuant to one settlement agreement, the Company acquired rights to certain intangible assets for a one-time license fee of $750,000.

The Company used $417,000 and $470,000 of cash for payments on long-term obligations during the current and prior year periods, respectively.  Restricted cash requirements decreased $231,000 and $262,000 in the current and prior year periods, respectively.  During the current period, the Company received $198,000 of proceeds from issuance of common shares through the exercise of stock options.

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

Stock-based Compensation – The Company has adopted Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) No. 123R.  The Company uses the Modified Prospective method, which requires the application of SFAS No. 123R to new awards and to awards modified, repurchased or cancelled after the effective date.  Additionally, compensation cost for the portion of outstanding awards for which service has not been rendered (such as unvested options) that are outstanding as of the date of adoption will be recognized as the remaining services are rendered.  The Company recorded $35,000 and $116,000, respectively, in stock-based compensation expense during the current three and nine month periods.  Results from prior periods have not been restated.

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

Item 6.    Exhibits

(a)          Exhibits:

Exhibit No.

Description

Exhibit 10.14	Agreement between the Company and Travanti Pharma, Inc., dated January 24, 2006

Exhibit 31.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER

Exhibit 31.2	CERTIFICATION OF CHIEF ACCOUNTING OFFICER

Exhibit 32.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER

Exhibit 32.2	CERTIFICATION OF CHIEF ACCOUNTING OFFICER

IOMED, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IOMED, Inc.
(Registrant)

Date:	May 12, 2006	By:	/s/ Robert J. Lollini
Robert J. Lollini
President and Chief Executive Officer

Date:	May 12, 2006	By:	/s/ Brian L. Mower, CPA
Brian L. Mower, CPA
Chief Accounting Officer