Form 10-K
period 2006-06-30
IOMED INC
filed 2006-09-28
CIK 1041652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2006

Commission File Number:  001-14059

IOMED, Inc.

(Exact name of registrant as specified in its charter)

Utah	87-0441272
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Address of principal executive offices, including zip code: 2441 South 3850 West, Salt Lake, Utah 84120

Registrant’s telephone number, including area code: (801) 975-1191

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, no par value	American Stock Exchange

Indicate by check mark if registrant is a well-known seasoned issuer (as defined in Exchange Act Rule 405).

☐ Yes ☒ No

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No.

Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☐ Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer

Indicate by check whether registrant is a shell company (defined in Exchange Act Rule 12b-2). ☐ Yes ☒ No

The aggregate market value of Registrant’s voting stock held by non-affiliates based upon the closing price of the common stock as quoted on the American Stock Exchange on December 31, 2005, was $13,830,000.  The number of shares of Registrant’s common stock outstanding on August 31, 2006, was 7,600,356.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated into Part III of this Report on Form 10-K by reference to the Registrant’s Proxy Statement for its 2006 Annual Meeting of Shareholders.

PART I

Item 1.          Business

Forward-Looking Statements

Certain statements contained in this report on Form 10-K (the “Report”) are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  Such forward-looking statements may be identified by the use of terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “designed,” “estimate,” “should,” or “continue” or the negatives thereof or other variations thereon or comparable terminology.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of IOMED, Inc. (the “company,” “we,” “our,” or “us”), or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These risks, uncertainties and other factors include, among other things, the following:  the uncertainties related to continuing profitability; the uncertainties related to our product development programs; the uncertainties related to our ability to attract collaborative development partners; our reliance on third party distribution; the risks associated with obtaining governmental approval of our products; the highly competitive industry in which we operate and the rapid pace of technological change within that industry; the uncertainty of patented and proprietary technology protection and our reliance on such patented and proprietary technology (including reliance on technology licensed from third parties); defense of our intellectual property rights and claims that we have infringed the intellectual property rights of third parties; the uncertainties surrounding our exploration of strategic alternatives and the possibility that no transaction may occur; changes in or failure to comply with governmental regulation; the uncertainty of third party reimbursement for our products; our dependence on key employees; general economic and business conditions and other factors discussed in this Report and the Company’s other Securities and Exchange Commission (“SEC”) filings.  We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events or circumstances occur in the future.

Introduction

The Company was incorporated in Utah in 1974 as Motion Control, Inc.  In 1987, the Company merged with JMW Acquisition Corporation, and the name of the merged entity was changed to IOMED, Inc.  We are a leader in developing, manufacturing and marketing active drug delivery systems used primarily to treat acute local inflammation in the physical and occupational therapy and sports medicine markets.  We are pursuing opportunities to advance our position as a provider of quality, innovative medical products that improve patient healthcare.  In addition, we are seeking collaborative opportunities to develop our non-invasive drug delivery technology to satisfy unmet medical needs.  We have proprietary iontophoresis technology in various stages of research and product development for transdermal drug delivery and for the treatment of ophthalmic disease.

Strategic Assessment Update

On September 15, 2005, we announced that our Board of Directors decided to explore various strategic alternatives for the Company to maximize shareholder value.  In connection with this process, we retained Seven Hills Partners LLC to act as our financial advisor.  We are engaged in discussions with various parties regarding potential transactions.  At the present time, the assessment of strategic alternatives is ongoing.  We are uncertain whether any transaction will result from this process and if a transaction does result from that process what form it will take.

Commercial Business

We are in the business of developing, manufacturing, and marketing proprietary products used in the site-specific, non-invasive administration of soluble salts or other drugs into the body for medical purposes.  Our active drug delivery systems employ iontophoresis (explained more fully below) as a non-invasive method of enhancing and controlling the transport of water-soluble ionic drugs into and through the skin and other body tissues using a low-level electrical current.  We currently market iontophoretic products used to deliver various drug compounds.  The primary drug compounds currently used with our products are potent corticosteroids for the treatment of acute local inflammatory conditions.  In addition,

Iontocaine®, our brand of lidocaine HCl 2% and epinephrine 1:100,000 topical solution, has been approved by the Food and Drug Administration (“FDA”) under a New Drug Application (“NDA”) for the administration of local dermal anesthesia, but is not currently marketed.  Our products are used in situations when it is advisable to avoid the pain that may accompany needle insertion and drug injection, to minimize the infiltration of carrier fluids, and/or to avoid the damage caused by needle insertion when tissue is traumatized.

Our proprietary, patented iontophoresis system (the “Phoresor® system” or “Phoresor”) is designed for clinical use and is comprised of a reusable dose controller and single use, disposable active transdermal patch kits (“patch kits”).  The dose controller incorporates an advanced microprocessor to precisely control drug dosage through our proprietary single-use, disposable patch kits, including our IOGEL®, TransQ®, and OptimA™ patch kits.  We also market a self-contained iontophoresis system, the Companion 80™, that provides a Mobile Solution™ allowing the patient to resume daily activity and the clinician to optimize the use of patient time in the clinic.

Using our products, medical professionals are able to deliver dexamethasone, a potent and effective corticosteroid, to treat local inflammatory conditions.  Our proprietary products, combined with dexamethasone, have the potential to address a significant unmet medical need by offering patients the benefits of the anti-inflammatory effects of dexamethasone while avoiding all of the gastrointestinal (GI) and other systemic side effects of oral drugs, such as non-steroidal anti-inflammatory drugs (NSAIDs), including Cox-II inhibitors.  Because of the negative side effects often associated with the oral or injectable administration of corticosteroids, dexamethasone is used only as a second- or third-line therapy.  However, using our technology, the administration of this drug without the occurrence of these negative side effects is possible.  Our products are used for site-specific corticosteroid therapy in clinics nationwide to treat a variety of conditions, including those suffered by top professional, collegiate, and Olympic athletes.

Our products are also used by clinicians to deliver a wide-range of other water-soluble ionic medicaments for treatment of a variety of conditions.  These conditions include providing non-invasive, local dermal anesthesia with rapid onset that can be used prior to needle sticks, IV starts, lumbar punctures, PICC insertions, fine needle and skin biopsies, and other minor dermatological surgeries.

Business Strategy

The majority of our revenues are generated through the sale of the Phoresor system, which consists of a reusable dose controller and single-use disposable patch kits.  We are continuously seeking opportunities to improve the quality of our existing products and to market or develop new products to support this “razor-razor blade” business model.

We intend to promote growth in our core business by:

•                  Strengthen Product Lines – Leverage existing distributor networks and health care provider relationships and enter into new agreements to broaden and strengthen access to our served markets.

•                  Develop New Products – Apply technological expertise on focused product development activities to provide value to our customers and to improve the competitive position of our products and our distributors.

•                  Seek New Product and Market Opportunities –Expand product offerings, identify new products and enter new markets both independently and through acquisition or collaborative relationships.

Current and Future Products

The following table lists the therapeutic applications of our principal products developed and future products pending development.  The application of our technology as an approved pharmaceutical product for the treatment of ophthalmic disease is in the early stage pre-clinical research phase and the Company is not currently engaged in any significant development activity.  This table is qualified in its entirety by reference to such detailed descriptions that follow.  There can be no assurance that any future products will be developed successfully or approved in a timely manner, if at all, or even if developed or approved, be successfully manufactured or marketed.  In addition, the status of development indicated below does not necessarily indicate the order in which the products shown may be submitted to or approved by the FDA.

Application	Therapeutic Agent	Product Status

General	Water soluble ionic medicaments	Currently marketed (1) (2)
Acute local inflammation	None specified	Currently marketed (1)
Dermal anesthesia	Iontocaine	FDA approved, no longer marketed (3)
Ophthalmic diseases	None specified	Pre-clinical (4)

(1)	Currently marketed under 510(k) clearance for use with “ions of soluble salts or other drugs.”
(2)	We continue to pursue additional research & development opportunities for our technology that may lead to new products or therapeutic applications of our existing products.
(3)

Iontocaine is approved by the FDA under a NDA, but is not currently marketed due to low historic revenues generated from product sales relative to product costs and FDA fees associated with this product.

(4)

All major development activity related to this program has been suspended. We continue to file, prosecute, maintain, and defend our intellectual property position in this area, conduct feasibility studies with collaborative partners, and to conduct business development activities. Any significant development efforts toward the clinical evaluation and commercial development of this technology application will likely only occur with the substantial support of a collaborative partner.

Acute Local Inflammation

Acute local inflammatory conditions resulting from exercise, sports injuries, trauma or repetitive motion disorders are among the leading types of injuries occurring in the workplace and among physically active adults.  The most common of these injuries include tendonitis, bursitis, carpal tunnel syndrome and epicondylitis (tennis elbow).  We believe the electro-transport of corticosteroids may provide significant advantages over other current treatment regimens for acute local inflammation.

Commercial Products.  We pioneered the commercial introduction of our active transdermal drug delivery systems in 1979.  These products are used principally by physical therapists (under a doctor’s prescription) and have been clinically administered in over 28 million patient treatments for the delivery of corticosteroids and other drugs.  More than 26 million of these treatments have occurred since 1990, when advancements we made in our patch technology led to the introduction of our present range of hydrogel patches for use with our microprocessor controlled dose controllers.  Our products are also used by athletic trainers and physical therapists serving a number of professional, collegiate, and Olympic athletes and teams, including golfers, tennis players, men’s and women’s Olympic ski teams, as well as by football, basketball, baseball and hockey teams.  We believe that our active transdermal drug delivery systems have been accepted in the rehabilitation marketplace due to their ease of use, non-invasiveness, recognized efficacy and lack of significant side effects.

Products Under Development.  We continue to seek to develop and market “next generation” products for use in treating acute local inflammatory conditions.  Enhancements to our dose controllers and electrode patches, as well as the developing, manufacturing, and marketing of new products are part of our efforts to provide customers the most advanced iontophoresis technology commercially available.

IontoDex™ is a miniaturized, integrated version of our active drug transport system designed for patient in-home use to treat acute local inflammation.  This proprietary active drug transport system, combined with dexamethasone, has the potential to address a significant unmet medical need by offering patients the benefits of the anti-inflammatory effects of dexamethasone while avoiding all of the gastrointestinal (GI) and other systemic side effects of oral drugs, such as non-steroidal anti-inflammatory drugs (NSAIDs), including Cox-II inhibitors.

During fiscal 2001, we completed both a pivotal Phase III and a confirmatory Phase III clinical study for the delivery of dexamethasone to treat acute local inflammation.  The confirmatory study failed to meet primary clinical endpoints.  The study showed a positive response in patients treated with the drug; however, increased benefit in the study’s placebo group prevented the statistical separation between the two patient groups necessary to achieve the desired conclusions.  Due to these study results and to financial and other resource constraints, we suspended all major internal development efforts and may seek corporate development partners or other strategic funding sources prior to any substantial continuation of this development program.

Dermal Anesthesia

Healthcare professionals recognize the importance of managing pain associated with invasive medical procedures, such as needle injections, placement of access devices (including phlebotomies, IV catheters, lumbar punctures, epidurals, etc), dermatological procedures (biopsies, wart and mole removal, Mohs procedures, etc), as well as gynecological and urological procedures (vasectomies, etc).  In 2001, two new standards were instituted that are relevant to our product offerings.  The Occupational Safety and Health Administration (OSHA) revised their Bloodborne Pathogen Standard, requiring employers to use safer medical devices wherever feasible in order to reduce the risk of injury from sharps.  The Joint Commission on Accredited Healthcare Organizations (JCAHO) also passed their new Pain Management Standards requiring healthcare professionals to inform patients of methods available to minimize pain prior to, during, and after medical procedures.  These two standards favor the type of non-invasive drug delivery systems that we offer and certain product modifications under consideration could enhance the use of our products in the dermal anesthesia market.

Commercial Products.  We received approval by the FDA under a NDA for Iontocaine, which is specifically labeled for use with our Phoresor system and our proprietary, single use, disposable active transdermal patch kits.  However, we do not currently sell Iontocaine due to low historical revenues generated from product sales relative to product costs and FDA fees.

Our products are currently sold into the pediatric, adult vascular access, and dermatology markets for use in inducing dermal anesthesia prior to invasive procedures and for use in other applications.  We believe our products are more effective than the leading topical product.  However, to date, revenues generated from these markets have not been significant.

Ophthalmic Diseases

We believe that our unique active drug transport system presents a significant opportunity in the ophthalmic pharmaceutical marketplace due to large patient populations with sight threatening medical needs that are unmet.  Age-related macular degeneration (“AMD”) and diabetic retinopathy (“DR”) are the major causes of visual impairment in the United States and Europe. Both AMD and DR are conditions caused by angiogenesis (unwanted blood vessel growth) resulting in neovascularization that damages the retina and ultimately causes blindness.  Posterior uveitis and retinitis secondary to glaucoma also contribute considerably to loss of sight worldwide.  A common characteristic among all of these conditions is their occurrence at the back of the eye, where drug treatment is difficult to administer.  We believe that our proprietary drug delivery technology may offer a significant improvement to the current treatments available and for unmet medical needs in this area.

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

Development Stage Products.  Using our proprietary technology, we have developed an ocular drug delivery system that seeks to address the safe and effective administration of therapeutics to the back of the eye. Our delivery system, trademarked OcuPhor™, allows for the site-specific administration of a pharmacologic agent without the collateral tissue damage associated with surgery, lasers, needle injections or implants.  OcuPhor has been designed as a platform technology to deliver drug compounds non-invasively and site-specifically to posterior segments of the eye.  Through both collaborations and internal research efforts, we have made significant advancements with the OcuPhor System.  Feasibility studies confirmed OcuPhor’s ability to deliver an anti-angiogenic drug to the back of the eye. Preliminary clinical studies in human volunteers have shown that the OcuPhor System is safe and well tolerated using both positive and negative polarity currents and does not produce any ophthalmic changes as measured by a series of standard tests.  Additionally, we demonstrated in-vivo that the OcuPhor System is capable of delivering antiangiogenic, anti-inflammatory, antibiotic, and antiviral drugs.  We believe that OcuPhor’s transport capabilities are within the theoretical therapeutic range of a variety of drugs, including small molecules as well as some macromolecules and small proteins.  We are evaluating strategies to capitalize on this technology, including license agreements and collaborative partnerships to identify specific drugs which will be able to take advantage of the OcuPhor System and thereafter move it beyond the preclinical stage and advance its commercial development.

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

Among the many drug delivery methods available today, we believe the advantages of iontophoretic drug delivery are many and include the following:

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

•                  Minimal variability in the delivery profiles among patients and body sites

•                  Potential for enhanced patient compliance and control

•                  Meets OSHA pain management standards for healthcare industry

•                  Compliance with Needle Stick Prevention Act of 2001.

Although the fundamentals of iontophoresis have been understood for decades, the method only became commercially practicable as a means of delivering drugs as a result of advances in electronics, materials science and electrochemistry.  These advances led to the development of more efficient and adaptable drug patches and more reliable, compact and programmable dose controllers.  We have used our portfolio of intellectual property to develop iontophoretic systems with unique and enhanced performance characteristics, which we believe are adaptable to a number of clinical settings and therapeutic applications.

Patents and Proprietary Rights

Our proprietary technology includes patents, trademarks, trade secrets and other proprietary know-how.  These technologies are used in various combinations in the testing, evaluation and formulation of optimal ionic drug solutions and in the research, development, design and manufacture of microprocessor controlled power supplies and active transdermal patches which are specifically designed and constructed for particular therapeutic applications.

We have implemented a policy of actively patenting and maintaining as trade secrets and proprietary information all inventions and technologies that we believe are important to our business operations.  We generally seek patent protection for our key proprietary technologies in the United States and other major markets.  We also rely on trade secrets, know-how, continuous technological innovations and licensing opportunities to develop and maintain a competitive position.  We seek protection of our trade secrets and proprietary know-how, in part, through confidentiality agreements.  Employees, consultants, advisors, collaborators, and other individuals and entities are required to execute confidentiality agreements upon the start of employment or other contractual relationships.

In 1997, we acquired exclusive worldwide rights to Elan Corporation, plc’s (“Elan”) broad base of United States and foreign patents, in vitro drug transport data and in vivo animal and human clinical data, in addition to other proprietary know-how in iontophoretic drug delivery and electro-transport fields.

As of June 30, 2006, we held or had rights to utilize approximately 73 United States patents and 77 foreign patents and have (or have the rights to utilize) 8 pending patent applications in the United States and 23 pending patent applications in foreign countries.  During fiscal 2006, we filed 6 new patent applications and purchase a fully paid-up, non-exclusive, worldwide, royalty-free license and other rights under certain patents and patents pending.

We also own or have licensed rights to issued and pending United States patents governing the design and manufacture of certain myoelectric prosthetic devices, which we have sublicensed to a third party in connection with the sale of our Motion Control division in December 1996.

Collaborative Relationships and Licenses

We may enter into new collaborative relationships.  The potential collaborative partners may provide proprietary drugs, technology, financial resources, research and pharmaceutical manufacturing capabilities or marketing infrastructure to aid in the development and commercialization of our current and future products.  Depending on the availability of financial, marketing and scientific resources and other factors, we may also sell, license, or cross-license our technology or products to others and retain profit sharing, royalty, manufacturing, co-marketing, co-promotion or similar rights.  Any such arrangements could limit our flexibility in pursuing alternatives for the development or commercialization of our products.

Our license arrangements and prior collaborative relationships include the following:

Elan.  In March 1997, we acquired exclusive world-wide licenses to certain iontophoretic drug delivery technologies, including rights to Elan’s broad base of United States and foreign patents, in vitro drug transport data and in vivo animal and human clinical data, in addition to other proprietary know-how in iontophoretic drug delivery and electro-transport fields.  Under the terms of the license, we are obligated to pay Elan a royalty on net revenues, as defined in the agreement.

Alza.  In 1993, we entered into a cross-license agreement with Alza Corporation, a division of Johnson & Johnson, (“Alza”).  Under the agreement, non-exclusive, royalty free rights to certain patented technologies were exchanged.

University of Utah.  In 1974, we entered into a licensing agreement with the University of Utah Research Foundation (“University”).  Under the agreement, as amended, we obtained an exclusive license to certain iontophoretic drug delivery technologies developed at the University.  Under the terms of the amended license, we are obligated to pay the University a royalty on certain sales of our iontophoretic drug delivery products through the year 2007, at which time we will have a fully paid-up license.

Manufacturing

All of our products are inspected, labeled and prepared for shipment at our manufacturing facility in Salt Lake City, Utah.  At this facility, we also manufacture the patch kits and other electrode products using several proprietary materials, components, processes and production technologies developed by the Company in conjunction with our equipment and materials suppliers.  We have manufactured all of the drug electrode patches we have sold, and believe our electrode manufacturing capacity can be expanded to meet our needs for the foreseeable future.

We outsource the manufacture and assembly of our Phoresor dose controllers, which employ a variety of sub-assemblies and components that are designed or specified by us.  These components and subassemblies are manufactured by third parties, and are then shipped to a contract manufacturer for final assembly.  Our manufacturing activities for the Phoresor are limited to design, labeling, inspection and packaging.  We do not manufacture or repackage any drugs or compounds used in our delivery systems.

We and certain of our suppliers are required to comply with FDA regulations governing manufacturing practices, including the Quality System Regulations, which mandate controls for product design, control and quality.  We believe we are in compliance with current Quality System Regulations.  We are also certified to European quality systems regulation ISO 13485, which is similar to ISO 9001 and includes additional elements specifically for medical device manufacturers.  Additionally, we have earned the right, through continued compliance to European regulations, to place the CE mark on our products, allowing us to market them in the European community.  We have Good Manufacturing Practices (“GMP”) audits conducted on a regular basis.

Sales and Distribution

We currently sell the majority of our products into the physical and occupational therapy, sports medicine and other healthcare markets.  To leverage our internal sales and marketing resources, we employ a nationwide network of medical supply dealers, independent sales representatives, and national distribution partners to sell and distribute our products in those markets.  This distribution network is supported by regional business managers and internal customer service representatives who are our employees.  In addition to our domestic sales and distribution efforts in the United States, we maintain marketing and sales activities in international markets.  These sales are made through independent distributors operating in those countries.

Two distributors combined to account for approximately 43%, 40% and 32% of our total product sales for the fiscal years ended June 30, 2006, 2005 and 2004.  One of these distributors has elected to terminate their distribution agreement with us, as discussed below.  Although each of our distributors is valued and important to us,  in the event of a loss of any distributor, we believe that we could continue to reach a substantial portion of the end user customers through alternative distribution channels.  Less than 10% of product sales are to foreign customers.

We were party to a distribution agreement with Compex Technologies, Inc. (formerly Rehabilicare, Inc.) that was terminated effective July 1, 2006.   Compex was our second largest customer and accounted for over 16% of our total product sales during each of the past three fiscal years.  Compex elected to terminate the Distribution Agreement (the “Agreement”) between Iomed, Inc. and Rehabilicare following their acquisition by Encore Medical Corporation, the parent company of our primary competitor, Empi, Inc.  These events will likely have a negative effect on our future sales and operating results.  Nevertheless, we believe that user preference, the strength of our alternative distribution channels and our own internal sales and marketing efforts provide us with an opportunity to retain a substantial portion of the revenue generated by the end user customers formerly serviced by Compex.  The Agreement provided us with certain provisions to protect our business interests following such termination.  Under the Agreement, Compex is subject to a twelve month non-compete provision and we were provided access to end user customer data.  We intend to exercise our rights under the Agreement and to utilize alternative distribution channels to service former Compex accounts.  Due to certain factors, including various market dynamics, limited resources, and our limited access to the end user account information of our distributors; it will be difficult for the Company to precisely measure its success in retaining these accounts.

Government Regulation

Both drugs and medical devices, including our iontophoretic drug delivery systems, are subject to extensive regulation by the FDA in the United States and by comparable authorities in other foreign countries.

Our iontophoretic drug delivery products involve a medical device component, thereby subjecting such products to compliance with the FDA’s regulations governing medical devices.  Where such medical devices are labeled for use with a specific pharmaceutical product for a specific therapeutic indication, they are subject to the FDA’s regulations governing both medical devices and pharmaceutical products.  The Company’s future iontophoretic drug delivery systems may involve a pharmaceutical component or specific labeling for use with a pharmaceutical product.

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

Our Phoresor received 510(k) clearance as a preamendment class III device labeled for use with ions of soluble salts or other drugs.  In 1995, the FDA approved an NDA for Iontocaine to be used as a local anesthetic and delivered iontophoretically by the Phoresor, which effectively moved the Phoresor into class II for this intended use.  Unlike Iontocaine, dexamethasone does not have an NDA approval allowing it to be labeled for iontophoretic delivery.  Thus, at the present time, our Phoresor is a preamendment class III device when used with dexamethasone (or any drug other than Iontocaine).  We are not currently seeking, and give no assurance that we will ever obtain, an approved NDA for the iontophoretic delivery of any drug other than Iontocaine.

In August 2000, the FDA published a proposed rule to amend the physical medical device regulations to remove the class III iontophoresis device identification.  Because our products are all approved as class II devices, we do not believe that the proposed regulation would have any effect on our ability to continue the manufacturing and selling of our current products.

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

The FDA regulates our quality control and manufacturing procedures by requiring us and certain of our contract suppliers to comply with certain standards, including compliance with the Quality System Regulations (for devices) and current GMP regulations (for drugs).

We may be subject to certain fees that the FDA is authorized to collect, including user fees authorized under the Public Health Security and Bioterrorism Preparedness and Response Act of 2002, which include the reauthorization of user fees under the Prescription Drug User Fee Amendments of 2002 (PDUFA III).

Agencies similar to the FDA regulate medical devices and pharmaceutical products in most foreign countries. The International Standards Organization (ISO) has established regulations for medical devices in the European Union. Currently, we are in compliance with these regulations and our products are CE Marked. We will be required to meet the regulations of any foreign country where we market our products. In addition, various aspects of our business and operations are also regulated by a number of other governmental agencies, including the Drug Enforcement Agency, U.S. Department of Agriculture, the Environmental Protection Agency, the Occupational Safety and Health Administration as well as by other federal, state and local authorities.

Noncompliance with these various government regulatory requirements could result in enforcement actions that could include fines, plant closure, and a recall of our products or other civil or criminal sanctions. Noncompliance as well as unanticipated changes in existing regulatory requirements or adoption of new requirements could have a material adverse effect on the Company.

Competition

The drug delivery, pharmaceutical and biotechnology industries are highly competitive and rapidly evolving, with significant developments expected to continue at a rapid pace.  Our success depends upon maintaining a competitive position and developing products and technologies for efficient and cost effective drug delivery.  Our products compete with other drugs and drug delivery systems, including other iontophoretic delivery systems.  We believe our products compete on the basis of quality, efficacy, cost, convenience, safety and patient compliance.

We are aware of many other competitors in the general field of drug delivery, including, among others, competitors developing injectable or implantable drug delivery systems, oral drug delivery technologies, passive transdermal systems, oral transmucosal systems and intranasal and inhalation systems.  We are also aware of other companies that have developed or are currently developing iontophoretic and other active transdermal drug delivery systems.

Alza, Vyteris, Inc., Travanti, Inc., and Empi, Inc. are the principal competitors engaged in the development and/or marketing of iontophoretic devices.  Alza, a licensee of the Company, is undertaking the development of iontophoretic drug delivery systems, but does not currently market an iontophoretic product.  In May 2006, Alza received FDA approval for a combination product, which employs iontophoresis technology, for the delivery of fentanyl for acute post operative pain control.  Vyteris is engaged in the development of iontophoretic drug delivery systems and currently sells an iontophoretic product for the inducement of dermal anesthesia.  Empi, our primary competitor, and Travanti currently sell iontophoretic systems for the treatment of acute local inflammation in the physical therapy market.  We estimate that Empi controls a majority of that market.  In addition, Encore Medical, the parent company of Empi, acquired Compex Technologies, a former distributor of ours, in fiscal 2006 (see further discussion on page 11).

Our iontophoretic system for the inducement of dermal anesthesia primarily competes with traditional methods of delivering dermal anesthetics by needle injection or is used in circumstances where either no anesthesia is used, due to the pain associated with needle injection (including needle injections themselves), or where topical anesthetic creams are used.  The most effective and widely used topical anesthetic cream, EMLA, is manufactured and sold by AstraZeneca International, a large international pharmaceutical company.  There can be no assurance that we can effectively compete with these products or any other drug delivery system.

Employees

As of June 30, 2006, the Company had 48 full-time employees, 8 of whom hold either an advanced business or technical degree.  Of our full-time employees on that date, 6 were engaged in engineering and product development, 26 in manufacturing and quality control, and 16 in sales, marketing and general administration.  None of our employees are represented by a labor union.  We have not experienced any employee related work stoppages and consider our relations with employees to be good.

Item 1A.                                  RISK FACTORS

Our business is subject to certain risks and uncertainties, each of which could materially adversely affect our business, financial condition, cash flows and results of operations.  You should carefully consider the following risks prior to investing in us.  You should also keep in mind that the following risks are not the only risks we face.  The risks described below are the risks that we currently believe are material to our business.    Additional risks we are unaware of or risks that we currently believe are not material also may impair us.  If we are adversely affected by such risks, then the trading price of our common stock could decline, and you could lose all or part of your investment.  You should also refer to the other information set forth in this Annual Report on Form 10-K, including the discussions set forth in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as our financial statements and the related notes.

The price of our stock is volatile.

The market price for the securities of drug delivery, pharmaceutical, biotechnology, medical device and other high technology companies has been highly volatile.  This volatility has significantly affected the market prices for these securities for reasons frequently unrelated to the operating performance of the specific company.  These broad market fluctuations may adversely affect the market price of our common shares.  The market price for our common shares has fluctuated significantly since public trading commenced and it is likely that it will continue to fluctuate in future.  In the two years ended June 30, 2006, our stock price has ranged from $1.36 to $3.27 per share.  Events and factors that may have a significant impact on our business and on the market price of our common shares include the following:

•                  fluctuations or volatility in operating results compared to market expectations;

•                  announcement of the outcome, if any, of our exploration of strategic alternatives;

•                  our entry into or discontinuance of a collaborative relationship;

•                  announcements by us or our competitors of technological innovations, clinical trial results, new product development initiatives, or new commercial product introductions;

•                  regulatory developments in the United Sates or foreign countries;

•                  changes in the current structure of health care financing and payment systems;

•                  developments in or disputes regarding patent or other proprietary rights;

•                  commencement or the results of any litigation; and

•                  general market and economic conditions.

These and other factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling our common shares and otherwise negatively effect the liquidity for our common shares.  In addition, sales of substantial amounts of our common shares, including shares issued upon the exercise of stock options, could adversely affect the market price of our common shares.  Such sales could also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that we deem appropriate.

We may not be able to sustain profitability.

Our ability to sustain profitability will depend on a number of factors including:

•                  our ability to maintain and successfully expand market acceptance and sales of existing products;

•                  our ability to successfully complete the development of, receive regulatory approvals for and successfully manufacture and market new products;

•                  the nature and timing of any new product introductions relative to our competitors; and

•                  our ability to efficiently manage and resolve current litigation matters.

With limited exception, prior to fiscal 2003, we sustained losses in each fiscal year.  We had an accumulated deficit of $31.1 million as of June 30, 2006.

We rely on a limited number of independent third party distributors to sell our products, one of whom recently terminated their distribution agreement with us.

We market our products through a nationwide network of independent third party distributors and manufacturing sales representatives, which provide us indirect access to the clinicians that use our products to administer patient treatments.  Limited access to end user customers may result in reduced future sales and market penetration of current and future products.  Our sales growth is dependent on our ability to broaden distribution and market penetration of our current and future products, which may require an expanded marketing presence through direct sales and marketing or co-marketing of products with collaborative partners or distributors that have national or market-specific marketing capabilities.  We may not be able to maintain existing, or establish new, marketing arrangements on favorable terms, if at all.

Two distributors combined to account for approximately 43%, 40% and 32% of our total product sales for the fiscal years ended June 30, 2006, 2005 and 2004.  One of these distributors, Compex Technologies (formerly Rehabilicare, Inc.) was our second largest distributor and accounted for over 16% of our total product sales during each of the past three fiscal years.  Following their acquisition by Encore Medical Corporation, the parent company of our primary competitor (Empi, Inc.), Compex elected to terminate its distribution agreement with us effective July 1, 2006.  The loss of this distributor will have a negative effect on our future sales and operating results.

 Demand for our products is dependent on third party reimbursement.

Product sales depend, in part, on continued reimbursement by third party payers to clinicians and their patients for using our products in patient treatments.  These third party payers, including government health administration authorities, private health insurers and other organizations, can affect the pricing and relative attractiveness of using our products and competing products, including alternative therapies, by regulating reimbursement levels.  Changes in these relative reimbursement levels may affect sales of our product.  In addition, some of these payers limit reimbursement amounts paid to health care providers for use of our products in certain applications and may further limit reimbursement in the future.  Furthermore, significant uncertainty exists as to the reimbursement status of any new product we may develop.

The business in which we operate is intensely competitive and prone to rapid technological change.

Our commercial business has formidable competition, and we expect competition to remain intense during fiscal 2007 and beyond.  Our technology competes with various companies in the drug delivery, pharmaceutical and biotechnology industries.  These industries are highly competitive and rapidly evolving with significant developments expected to continue at a rapid pace.   Our competitors include public and private corporations, academic institutions, governmental agencies and public and private research organizations that are involved in developing, manufacturing or marketing iontophoretic and other drug delivery systems.  Many of our competitors are substantially larger with greater financial and other resources, have more experience, have greater name recognition, offer broader product lines, and are able to offer discounts as a competitive tactic.  Our competitors may succeed in more rapidly developing competing technologies, obtaining FDA approval, or gaining market share for products than us.  Many competitors currently have drug delivery products approved or in development.  Some of these products could be more effective or commercially attractive to our customers than our products.

In the case of new products, the first product to reach the market is often able to establish and maintain significant market share relative to later entrants to the market.  New drugs or further development of alternative drug delivery methods may provide greater therapeutic benefits for a specific drug or indication or may offer comparable performance at lower costs than our products.   Our competitors’ ability to more rapidly develop new products than us represents a significant competitive advantage.

No transaction may result from our determination to explore strategic alternatives.

We commenced a process in September 2005 to explore various strategic alternatives to seek to maximize shareholder value, including possible sale transactions involving our entire company or certain of our assets.  We are uncertain whether any transaction will result from this process.  If a transaction does result, we are uncertain what its form or terms would be.  Any transaction that does result from this process may not ultimately maximize shareholder value.  If a transaction does not result from that process our stock price may be adversely affected.  Uncertainties and adverse effects related to this process include:

•                  disruption of operations and distraction of management’s attention;

•                  perceived uncertainties regarding our future direction resulting in the loss of and increasing the difficulty of attracting new customers, employees or business partners;

•                  difficulties retaining or replacing key employees;

•                  the incurrence of costs and expense related to this process; and

•                  inability to identify and consummate an attractive strategic alternative.

A material agreement to which we are a party contains terms that may deter takeover attempts and limit the opportunity of our shareholders to sell their shares at a favorable price.

We are party to a cross-license agreement with Alza Corporation pursuant to which we have exchanged non-exclusive, royalty free rights to certain patented technologies which each party believed to be of significant strategic importance to the potential technological success of many iontophoretic drug delivery applications.  This agreement may have the effect of delaying or preventing the sale, merger, assignment, or transfer of all or part of our company or technologies because both Alza and ourselves are prohibited from assigning rights under the agreement to certain named companies or to any other entity that derives more than 50 percent of its income from the development, licensing and/or sale of drug delivery systems to other pharmaceutical companies without the consent of the other party.  In addition, this agreement may limit our ability to capitalize on the commercial and other economic potential of our technologies through collaborative and other transactions.

Our ability to utilize net operating losses may become limited and adversely affect financial results.

As of June 30, 2006, we had approximately $20 million and $15 million in federal and state net operating loss carryforwards, respectively.  Our ability to utilize these net operating loss carryforwards could be significantly limited if we or our shareholders engage in transactions that result in an “ownership change” as defined in Section 382 of the Internal Revenue Code.  If our usage of net operating losses were to become subject to limitation and if at that time we are profitable, our earnings and cash flows could be adversely impacted due to our increased tax liability.   In addition, the financial benefits of certain strategic alternatives, which may be available to us, such as a disposition of a portion of our assets, would be reduced if the use of our net operating losses is subject to limitation.

Our business relies on our proprietary technology and intellectual property rights.

Our success depends on our and our licensors’ proprietary technology.  We rely on a combination of patents, trade secrets, confidentiality procedures, trademarks, licensing arrangements and copyrights to establish and protect our proprietary rights position.  The creation and protection of proprietary rights is expensive and may require us to engage in costly and distracting litigation.  Despite these efforts third parties could copy or otherwise use our technology without authorization.

The patent positions of drug delivery, pharmaceutical and biotechnology companies are highly uncertain and involve complex legal and factual questions.  The patents owned and licensed by us may not prevent other companies from developing similar or therapeutically equivalent products and licensors who have licensed technology to us on a non-exclusive basis may license the same technology to competitors.  In addition, other companies may be issued patents that prevent the sale of our products or require licensing and the payment of significant royalties by us.   Any current or new products, processes, or methods may not be patentable or may not provide an exclusive position in the covered subject matter.  Furthermore, our pending patent applications may not result in issued patents, we or our licensors may not protect issued patents, we may become involved in patent infringement actions, and our and our licensor’s patents may not be enforceable or may not provide meaningful protection.  We also operate in many foreign countries that do not protect intellectual property rights to the same extent as the United States.

We also rely on trade secrets and other confidential proprietary information which we seek to protect through confidentiality agreements.  Our competitors may independently develop similar information and these agreements may not be effective to prevent disclosure of our confidential information or provide adequate remedy in the event of an unauthorized disclosure.  If competitors gain access to our proprietary technology or information, our business, financial position, and results of operations may be materially adversely impacted.

Third Parties claiming that we infringe their proprietary rights regardless of their merit could cause us to incur significant legal expenses and prevent us from selling our products.

From time to time, we have received claims that we have infringed the intellectual property rights of others and lawsuits alleging such have been brought against us, including one such lawsuit that is currently pending (EEMSO, Inc. v. Compex Technologies, Inc. f/k/a Rehabilicare, Inc. and Iomed, Inc.).  These claims have included allegations of infringement of patents, trade secrets, or other proprietary rights as well as allegations of unfair competition.  For example, the claim brought against us by Travanti Pharma was resolved through a settlement that included the acquisition of certain intellectual property rights for $750,000 after we had incurred significant fees and expenses in the defense of that matter.  The ultimate outcome of any allegation or lawsuit is uncertain and, regardless of outcome, any such claim, with or without merit, could be time consuming to defend, result in costly litigation, and divert management’s time and attention from our business.  A claim successfully brought could result in us being required to stop selling, delay shipping, or redesign one or more of our products.  In addition, we could also be required to satisfy indemnification obligations to some of our customers, purchase a license to use the intellectual property, and pay substantial monetary damages.

Product development is expensive, time consuming, and may be unsuccessful.

It is very expensive to develop and bring a new product to market in our industry.  We are required to undertake time-consuming and costly product development activities, including clinical trials, and seek regulatory approval for new applications and products.  Our product development efforts, either alone or in collaboration with other parties, may never be successfully completed, obtain regulatory approvals, be manufactured at acceptable cost or with appropriate quality, meet market needs or achieve market acceptance.  Before seeking regulatory approval of our products, we may not successfully complete preclinical studies or clinical trials that demonstrate our products are both safe and effective for use in the target indications.  The results of preclinical and early clinical trials are not indicative of the results of large scale testing.  A new product could also produce undesirable side effects that could result in the interruption, delay or suspension of clinical trials, or the failure to obtain FDA or other regulatory approval for targeted indications.

If our future products are not shown to be safe and effective in clinical trials, resulting delays in developing other compounds and conducting related preclinical testing and clinical trials, as well as the need for additional financing to complete such testing and trials, could have a material adverse effect on our business, financial condition, and results of operations.  Product revenues on future products may not be realized for several years, and, if our product development efforts are unsuccessful, may never be achieved.  Even if a product development effort is successful, a product could prove to be difficult to commercialize because of manufacturing costs or lack of market acceptance.  We may need to raise additional capital or enter into a collaborative arrangement in order to undertake a significant new product development effort.

If we are unable to maintain relationships with current collaborative partners or enter into new collaborative arrangements then our business could be harmed.

Part of our business strategy is to form collaborative arrangements with corporate partners, licensors, licensees and other parties for the development, clinical testing, manufacture, marketing or commercialization of our products or products in development.  The process of establishing a collaborative arrangement is difficult, time-consuming, and involves significant uncertainty.  Discussions with potential collaborators may not lead to the establishment of a successful collaborative relationship with favorable terms.  Once established, a collaborative arrangement may prove to be unsuccessful or may not generate significant revenue.  Until we enter into additional collaborative arrangements, we will be required to internally fund all research and development expenditures.  Future collaborative arrangements may require that we continue to fund all or a portion of product development costs.

Collaborative arrangements limit our flexibility in pursuing alternatives for the development or commercialization of products.  Our strategic partner may not comply with the terms of the agreement, elect not to provide funding, or terminate the agreement.  A strategic partner may also pursue alternative competitive products on its own or with others, including our competitors.

If we are unable to establish, and to the extent we choose to defer the establishment of, collaborative arrangements, we will experience significantly increased business risk and capital requirements with respect to any significant new product development we choose to undertake.  We could also encounter significant delays in bringing any resulting products to market or find that the development, manufacture or sale of resulting products is adversely affected by the absence of collaborative arrangements.

The loss of key personnel could adversely impact our business.

We are dependent on the continued services of our key personnel that have acquired specialized knowledge and skills with respect to our operations.  The loss of one or more of these key personnel could negatively impact our performance.  In addition, were we to have to replace one or more of these individuals or were to seek to hire additional personnel we would experience the intense competition that exists in our industry for the limited number of qualified personnel.  We do not carry key-person insurance with respect to any of our employees.

We may not be able to effectively manage expanded operations for existing or new products.

Expanded business operations could result in new and increased responsibilities for our management personnel and place significant strain on our management, operating and financial systems and other resources.  To accommodate any such expansion and compete effectively, we may be required to implement improved information systems, procedures and controls, and to hire additional personnel which we may not be able to do successfully.

We depend on a limited number of suppliers.

Key materials used in many of our electrode products have limited sources of supply.  Although we believe that, if necessary, alternative sources could be developed and/or alternate materials substituted for each of these limited source materials, this activity could result in interruptions in our business and manufacturing operations, increased costs and time for product validations, and additional regulatory submissions and approvals.

We have limited production capacity and manufacturing experience and rely on contract manufacturers.

Our Phoresor dose controllers and certain patch components are manufactured under contracts with third party manufacturers and we rely on them to manufacture a sufficient quantity of product to satisfy demand for our products on a timely basis and to meet quality and performance standards for the manufacturing facility.  In the event of a loss of a contract manufacturer, we would be required to identify, qualify, and validate an alternative supply source within a reasonable period of time.

We manufacture all of our iontophoretic drug delivery electrode patches in quantities sufficient to satisfy our current level of product sales.  Significant capital expenditures for manufacturing equipment or a new contract manufacturing relationship may be required to increase capacity for existing products or any modifications to existing products or new products.    We may not be able to successfully increase capacity on a profitable basis, or contract with another party on acceptable terms, if at all.

Significant increases in production volume could likely require changes in products and manufacturing processes in order to facilitate increased production automation and our efforts to automate production may not be successful.  Accordingly, we may not be able to successfully increase production on a profitable basis or at all.

Our and our third party manufacturer’s facilities operate in accordance with the FDA’s Quality System Regulations and other quality systems regulations, including ISO13485, which is similar to ISO 9001 but with additional elements specifically for medical device manufacturers, and CE Mark standards.  We are also audited by the FDA for compliance with good manufacturing process (GMP) regulations.  Any failure by us or our contract manufacturer to maintain compliance with any of these regulations could have a material adverse effect on our business.

The regulation of our business is extensive and uncertain.

In the United States, the research, development, manufacture and marketing of our products is regulated by the FDA, which requires approval of drugs and medical devices before they can be marketed.  Similar approvals are also required from other regulatory bodies outside the United States.  The regulatory processes established by these government agencies are extensive and uncertain, and compliance is expensive.  In addition, an approval may be withdrawn and the applicable regulations may change.

Even if we obtain and maintain regulatory approval for a product, the manufacture of it and related operations are subject to extensive government regulation and periodic inspections to confirm compliance with procedures relative to control and documentation of product design, control and validation of the manufacturing process and overall product quality.  Discovery of a failure to comply with applicable regulations could result in FDA or other regulatory sanctions, restrictions, or an order to withdraw and/or recall a product.

The FDA currently allows us to market our iontophoretic dose controllers and electrode products for use with ions of soluble salts or other drugs under the FDA’s 510(k) regulations governing medical devices.  We also have FDA approval to market Iontocaine, our own brand of lidocaine, for use with our Phoresor system but stopped marketing Iontocaine in fiscal 2005.  In 1994, the FDA publicly stated that it intends to require manufacturers of iontophoretic devices to obtain Pre-Market Approval (PMA) for marketed devices currently used with drugs not specifically labeled for iontophoretic delivery, which would include our dose controller for use with ions of soluble salts or other drugs, such as dexamethasone.  The agency to date has not published such a regulation.

If the FDA requires a PMA for our iontophoretic devices, we would be required to seek FDA approval to continue to market those devices.  Such a regulation could require that an application be filed as quickly as 90 days after the publication date of the regulation.  In such an event we might not be able to complete and file a PMA within the prescribed time period, or the FDA might not provide approval.  Failure to submit a PMA within the prescribed time period and ultimately to obtain FDA approval could result in our being required to cease commercial distribution of the Phoresor system for use with dexamethasone or any other drug other than Iontocaine.  Any interference with our ability to distribute our Phoresor system for use with dexamethasone would have a material adverse effect on our financial condition and results of operations.

Our iontophoretic dose controller and electrode kits are marketed under 510(k) clearance.  Since obtaining these clearances we have made modifications to certain products.  Under the FDA’s regulations, we are required to obtain an additional 510(k) clearance if we modify a device for which we have previously received a 510(k) clearance in a way that significantly affects the safety or efficacy of the device, or if the modification results in a major change in intended use.  Based on the limited guidance provided by the FDA to assist manufacturers in determining whether they are required to obtain a 510(k) clearance for a modified device, we determined that a new 510(k) submission was not required in connection with certain products.  However, the FDA could require us to obtain one or more additional 510(k) clearances in the future for certain of those products.  During that process, we could be prohibited from marketing the modified device until the clearance is obtained from the FDA.

We may require additional capital in the future and that capital may not be available.

Our future capital requirements depend on many factors, including:

•                  the costs, timing, and success of our product development activities, including preclinical studies and clinical trials and the terms of any associated collaborative relationship;

•                  market demand for any new product resulting from our product development activity;

•                  requirements to improve or increase manufacturing capacity;

•                  the costs, timing, and success of our sales and marketing efforts

•                  acquisition opportunities;

•                  the terms of any new collaborative relationships;

•                  competing technological and market developments; and

•                  the costs to obtain, maintain and to enforce our intellectual property rights and defend ourselves from claims that we have infringed a third party’s intellectual property rights.

Although we believe that at current operating levels, existing cash balances and cash generated from operations will be sufficient to fund our operating needs through fiscal 2008 and beyond; we may be required or elect to raise additional capital before that time.  To satisfy capital requirements, we may seek to raise funds through public or private financings, collaborative relationships or other arrangements that may be dilutive to shareholders, involve significant restrictive covenants, or require us to relinquish rights to certain technologies, products or marketing territories.  Additional capital, if required, may not be available on terms satisfactory to us, if at all.  Failure to raise capital when needed could have a material adverse effect on our business, financial condition and results of operations.

Acquisition activity could disrupt our ongoing business and involve significant risks.

Acquisitions are inherently risky.  We can not be certain that an acquisition will be successful and will not materially adversely affect our business.  We have acquired and in the future may evaluate and acquire businesses, services, products or technologies that compliment our strategic direction.  These acquisitions may involve significant risks, including:

•                  potentially dilutive issuances of our stock;

•                  incurrence of debt and contingent liabilities;

•                  inability to successfully integrate the acquired technologies, services, products, and operations into our business and to maintain uniform standards, controls, policies and procedures;

•                  distraction of management from normal business operations;

•                  insufficient revenue generation to offset liabilities assumed and justify the purchase price;

•                  write offs related to intangible assets; and

•                  unidentified issues not discovered in the due diligence process.

Product liability insurance is costly and difficult to obtain.

Product liability insurance in our industry is expensive and difficult to obtain and we may not be able to maintain existing levels of coverage or obtain desired coverage on acceptable terms in the future.   In addition, we are not sure if our existing coverage is adequate.  An inability to maintain or obtain sufficient product liability insurance on acceptable terms to protect against potential product liability claims could prevent or inhibit the continued commercialization of our products.

If we were successfully sued for product liability we could face substantial liabilities.

Our business exposes us to potential liability risks inherent in the testing, marketing and sale of drug delivery and related pharmaceutical products for use in humans, including product liability claims, product recall, or excessive warranty claims. The use of our products in clinical trials and the sale of future products may also expose us to potential product liability risks.  A successful product liability claim in excess of our insurance coverage could have a material adverse effect on our business and could further prevent us from obtaining product liability insurance in the future on commercially desirable or reasonable terms.

Our business involves environmental risks that may result in liability for us.

Our research and development activities involve the controlled use of hazardous materials, chemicals and various radioactive compounds.  The use, disposal and handling of these materials are extensively regulated by federal, state and local government authorities.  Although we believe our safety procedures for handling and disposing of such materials comply in all material respects with the standards prescribed by state and federal regulations, the risk of accidental environmental contamination or personal injury from these materials cannot be completely eliminated and we could be required to incur significant costs to comply with applicable regulations in the future.  Furthermore, in the event of an accident, we could be held liable for any damages and any such liability could exceed our resources.

Item 1B.                                  UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.                                           PROPERTIES

Our administrative, manufacturing operations, and research office space is housed in a single facility, consisting of approximately 34,000 square feet, located at 2441 South 3850 West in Salt Lake City, Utah.  The facility is leased to us until December 31, 2012.  We believe our facilities will be adequate and suitable for our present needs and that additional space will be available as needed.

Item 3.                                           LEGAL PROCEEDINGS

The following discussion provides a summary of certain outstanding and settled legal matters.  In addition to the specific legal matters discussed below, we are subject to various claims and legal proceedings covering matters that arise in the ordinary course of business.

(a) Outstanding Legal Matters

EEMSO, Inc. v. Compex Technologies, Inc. f/k/a Rehabilicare, Inc. (“Compex”) and Iomed, Inc., U.S. District Court for the Northern District of Texas.  This action was initially filed on April 6, 2005 by a competitor of Iomed in the District Court of Dallas County, Texas, 192nd Judicial District and was removed by Iomed and co-defendant Compex Technologies to the U.S. District for the Northern District of Texas, Dallas Division.  The complaint alleges that Compex, a distributor of Iomed’s iontophoretic drug delivery products, wrongfully and in violation of a non-disclosure agreement with EEMSO, provided confidential proprietary information to Iomed pertaining to an integrated electrode iontophoretic device that had been developed by EEMSO.  The complaint further alleges that Iomed misappropriated this information and incorporated features of the EEMSO product in its own integrated electrode product (the Companion 80), and that Iomed is liable for interference with contract, unfair competition, conversion and civil conspiracy.  EEMSO seeks injunctive relief and unspecified monetary damages.  The case is scheduled for trial in October 2006.  The Company believes that EEMSO’s claims are without merit and will continue a vigorous defense.

Management does not believe that the outcomes of the legal matters discussed in this section above will have a material adverse impact on the Company.  However, the legal fees and expenses in these actions will likely be substantial and, in the event of an unfavorable resolution, the outcome could have a material adverse impact on our business, financial position, or results of operations.

(b) Settled Legal Matters

Effective August 31, 2005, we entered into a settlement that resolved our involvement in all legal matters related to two civil complaints we filed in April 2002 in state court against two former executives, among others, alleging misappropriation of our trade secrets, interference with economic relationships and civil conspiracy.

Effective January 24, 2006, we entered into a settlement agreement with Travanti Pharma, Inc. (the successor to Birch Point Medical, Inc.) with respect to the action brought against us by Birch Point Medical.  Pursuant to the settlement agreement, we acquired a fully paid-up, non-exclusive, worldwide, royalty-free license and a perpetual covenant not to sue under certain patents and patents pending belonging to Travanti Pharma, Inc. with respect to our iontophoretic medical device products sold into the orthopedic therapy market for a one-time license fee of $750,000.  The settlement agreement also provided for a mutual release of claims.

Item 4.                                           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

PART II

Item 5.                                           MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is traded on the American Stock Exchange (the “AMEX”), under the symbol “IOX”.  The following table sets forth, for the periods indicated, the high and low sales prices as reported by the AMEX.  These prices represent quotations between dealers and do not include retail mark-up, markdown or commission, and do not necessarily represent actual transactions.

	Fiscal 2006		Fiscal 2005
	High	Low	High	Low
First Quarter	$2.90	$2.04	$2.95	$1.36
Second Quarter	$3.10	$2.47	$2.72	$1.60
Third Quarter	$3.27	$2.55	$2.78	$1.70
Fourth Quarter	$3.04	$1.99	$2.38	$1.85

Security Holders

As of June 30, 2006, there were 123 shareholders of record of our common stock.

Dividends

We have not paid dividends to date and do not anticipate or contemplate paying cash dividends in the foreseeable future.  It is the present intention of management to utilize all available funds for the development and growth of our business.

Equity Compensation Plan Information

The following table shows information about the securities authorized for issuance under our equity compensation plans as of June 30, 2006:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,186,000	$2.40	1,475,000

Equity compensation plans not approved by security holders	—	—	—

Total	1,186,000	$2.40	1,475,000

Recent Sales of Unregistered Securities; Issuer Purchases of Equity Securities

None.

Item 6.                                           SELECTED FINANCIAL DATA

The following selected income statement data for the years ended June 30, 2006, 2005 and 2004, and the balance sheet data as of June 30, 2006 and 2005 are derived from the audited financial statements included in this report and should be read in conjunction with those financial statements and the notes thereto.  The selected income statement data for the years ended June 30, 2003 and 2002, and the balance sheet data as of June 30, 2004, 2003 and 2002 are derived from our audited consolidated financial statements, which are not included herein and are qualified by reference to such financial statements and the notes thereto.  Certain reclassifications have been made to prior year balances to conform to the financial statement presentation included herein.

	Fiscal Year ended June 30,
	2006	2005	2004	2003		2002
Income Statement Data:

Product sales, net	$10,843,000	$11,426,000	$12,189,000	$11,935,000		$11,169,000
Cost of products sold	4,277,000	4,401,000	4,607,000	4,376,000		4,165,000
Gross profit	6,566,000	7,025,000	7,582,000	7,559,000		7,004,000

Operating costs and expenses:
Selling, general and administrative (1)	5,171,000	5,703,000	5,593,000	5,711,000		5,585,000
Research and development	1,101,000	993,000	1,050,000	1,232,000		2,600,000
Non-recurring (income) expense	—	—	—	(76,000	)(2)	1,695,000 (3)
Total costs and expenses	6,272,000	6,696,000	6,643,000	6,867,000		9,880,000

Income (loss) from operations	294,000	329,000	939,000	692,000		(2,876,000)

Interest expense	(78,000)	(121,000)	(169,000)	(213,000)		(263,000)
Interest income & other, net (4)	384,000	217,000	184,000	306,000		777,000

Net income (loss) (5)	$600,000	$425,000	$954,000	$785,000		$(2,362,000)

Diluted Per Common Share Amounts:
Net income (loss)	$0.08	$0.06	$0.12	$0.10		$(0.36)

Shares used in computing diluted per share amounts (6)	7,910,000	7,665,000	7,708,000	7,497,000		6,545,000

Balance Sheet Data:
Cash and cash equivalents	$8,426,000	$8,293,000	$7,338,000	$5,921,000		$4,422,000
Restricted cash	275,000	585,000	1,062,000	1,689,000		2,279,000
Total assets	12,673,000	12,538,000	12,511,000	12,491,000		12,079,000
Long-term obligations, including current portion	836,000	1,368,000	1,971,000	2,569,000		3,125,000
Accumulated deficit	(31,132,000)	(31,732,000)	(32,157,000)	(33,111,000)		(33,896,000)
Shareholders’ equity	10,816,000	9,868,000	9,443,000	8,416,000		7,631,000

(1)    Includes litigation-related expenses of $0.9 million, $1.0 million, $0.4 million, and $0.4 million in fiscal years 2006, 2005, 2004, and 2003, respectively.

(2)    Reflects the reversal of the remaining accrual amount relating to the fiscal 2000 lease abandonment charge for facilities relocation.

(3)    Reflects a $1,190,000 non-recurring, non-cash charge for the impairment of long-lived assets and a $505,000 non-recurring restructuring charge.

(4)    Includes income from contract research, royalties, and license fees.

(5)    As a result of adopting Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123R, fiscal 2006 net income includes a non-cash charge of $150,000 related to stock-based compensation expense.

(6)    See Notes to Consolidated Financial Statements for information concerning the computation of per share amounts.

Item 7.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and the related Notes thereto included elsewhere in this Report.  The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties.  Our actual results of operations could differ significantly from those anticipated in such forward-looking statements as a result of numerous factors discussed under Item 1 “Business” and elsewhere in this Report.

Overview

We are a leader in the development, manufacture and sale of active drug delivery systems primarily used to treat local inflammation in the physical and occupational therapy and sports medicine markets.  Our current product line is based on proprietary iontophoretic drug delivery technology.  The majority of our revenues have been generated through the sale of the Phoresor system, including the reusable dose controller and single use, disposable patch kits.  We are pursuing opportunities to advance our position as a provider of quality, innovative medical products that improve patient healthcare.  In addition, we are seeking collaborative opportunities to develop its non-invasive drug delivery technology to satisfy unmet medical needs.  We have proprietary iontophoresis technology in various stages of research and product development primarily for transdermal drug delivery and for the treatment of ophthalmic disease.  From our inception through fiscal 2002, we have generally incurred operating losses as a result of costs associated with internally funded research and development activities.  During fiscal 2003, 2004, 2005 and 2006, we reported net income.  As of June 30, 2006, our accumulated deficit was approximately $31.1 million.  Our ability to sustain profitability will depend on our ability to achieve market acceptance and successfully expand sales of our existing products and successfully complete the development of, receive regulatory approvals for, and successfully manufacture and market our current and future products, and resolve pending litigation matters, as to which there can be no assurance.

Strategic Assessment Update

On September 15, 2005, we announced that our Board of Directors decided to explore various strategic alternatives for the Company to maximize shareholder value.  In connection with this process, we retained Seven Hills Partners LLC to act as our financial advisor.  We have engaged in discussions with various parties regarding potential transactions.  At the present time, the assessment of strategic alternatives is ongoing.  We are uncertain whether any transaction will result from this process and if a transaction does result from that process what form it will take and what impact it may have on our stock price.

Loss of Distributor

We were party to a distribution agreement with Compex Technologies, Inc. (formerly Rehabilicare, Inc.) that was terminated effective July 1, 2006.   Compex was our second largest customer and accounted for over 16% of our total product sales during each of the past three fiscal years.  Compex elected to terminate the Distribution Agreement (the “Agreement”) between Iomed, Inc. and Rehabilicare following their acquisition by Encore Medical Corporation, the parent company of our primary competitor, Empi, Inc.  These events will likely have a negative effect on our future sales and operating results.  Nevertheless, we believe that user preference, the strength of our alternative distribution channels and our own internal sales and marketing efforts provide us with an opportunity to retain a substantial portion of the revenue generated by the end user customers formerly serviced by Compex.  The Agreement provided us with certain provisions to protect our business interests following such termination.  Under the Agreement, Compex is subject to a twelve month non-compete provision and we were provided access to end user customer data.  We intend to exercise our rights under the Agreement and to utilize alternative distribution channels to service former Compex accounts.  Due to certain factors, including various market dynamics, limited resources, and our limited access to the end user account information of our distributors; it will be difficult for the Company to precisely measure its success in retaining these accounts.

Fiscal Years Ended June 30, 2006 and 2005

Product sales.  Product sales decreased 5% to $10.8 million in fiscal 2006 from $11.4 million in fiscal 2005 primarily due to reduced unit sales volume to large dealers, including Compex Technologies, during the fourth quarter of fiscal 2006.  In addition, a slight decrease in average selling prices during the first quarter of fiscal 2006 compared with the first quarter of fiscal 2005 contributed to lower sales in fiscal 2006.

Costs of Products Sold.  Costs of products sold were $4.3 million in fiscal 2006 compared to $4.4 million in the prior year.  Gross margins on product sales were 60.6% in fiscal 2006 compared to 61.5% in the prior year.  Improved material costs, labor efficiencies and overhead costs partially mitigated the effects of lower total unit sales volume on gross margin.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased 9% to $5.2 million in fiscal 2006 compared to $5.7 million in the prior year.  The decrease relates primarily to reduced personnel, professional fees and litigation-related expenses (See “Item 3. Legal Proceedings”).   Expenses related to litigation were $0.9 million and $1.0 million in fiscal 2006 and 2005, respectively.   We continue to look for opportunities to reduce expenses.  The beneficial effects of a re-negotiated facility lease also resulted in additional expense reductions and cash flow contributions during fiscal 2006.

Research and Product Development Expense.  Research and product development expenditures increased 11% to $1.1 million in fiscal 2006 compared to $1.0 million for the prior year.  The increase is a result of increased investment in new product development activities for our core business offset, in part, by the beneficial effects of the renegotiated facility lease, including decreased allocations of monthly rent and depreciation expense.  During fiscal 2007, we intend to focus research and product development efforts on our core business and new market opportunities for our iontophoresis technology.

Other Income and Expenses.   Interest expense decreased to $78,000 in fiscal 2006 from $121,000 in the prior year due to a decreasing balance on long-term obligations.  Interest income and other miscellaneous income was $384,000 in fiscal 2006 compared to $217,000 in the prior year.  Amounts in both periods primarily reflect interest earnings on invested cash balances and income from a royalty and license agreement.  The increase was due to increased interest income from improved rates.

Income Taxes.  During fiscal years 2006 and 2005, we recognized no income tax expense due to certain future tax benefits and the reversal of valuation allowance that had been previously recorded to offset deferred tax assets associated with our net operating loss carryforwards.  We have substantial net operating loss carryforwards, which, under the current “change of ownership” rules of the Internal Revenue Code of 1986, as amended, may become subject to substantial annual limitation in the future.  Such “changes of ownership” can result from purchases and sales of our shares by large shareholders.  If we experience a 50% change in the ownership of our stock, then we may be limited in the amount of net operating loss carryforwards that we can use in any given year.  Due to the uncertainty of the realizability of our net deferred tax assets, primarily associated with net operating loss carryforwards, we have recorded a full valuation allowance to offset these deferred tax assets.  We will continue to monitor the realizability of these assets and could adjust the valuation allowance in the future.

Net Income.  We recognized net income of $600,000, or $0.08 per diluted share, during fiscal 2006 compared with net income of $425,000, or $0.06 per diluted share, during the prior year. Net income in the current year was negatively affected by a non-cash charge of $150,000 for stock option compensation expense following the Company’s adoption of FASB Statement No. 123R, Share-Based Payment.  The increase in net income is a result of the various factors discussed above.

Fiscal Years Ended June 30, 2005 and 2004

Product sales.  Product sales were $11.4 million in fiscal 2005, a 6% decrease from $12.2 million in fiscal 2004.  Product sales in fiscal 2005 were impacted by a reduction in average selling prices due, in part, to factors relating to the restructuring of our distribution network.  In addition, the effect of cost constraints in physical therapy clinics, including legislative changes in certain workers’ compensation markets, is, among other factors, resulting in decreased reimbursement for physical therapy services, which may have an indirect impact on the utilization of our products.  Other market trends resulted in an increasing portion of our sales to large national suppliers who offer a broader line of products and lower overall pricing.  These suppliers have greater access to volume discounts, which results in lower average selling prices realized by us.  Sales in fiscal 2005 were further impacted by a reduction in inventory levels carried by certain of our dealers.  We believe the inventory reductions were due, in part, to the restructuring of our dealer network.  Sales in fiscal 2005 were favorably impacted by increased unit volumes of new products.

Costs of Products Sold.  Costs of products sold were $4.4 million in fiscal 2005 compared to $4.6 million in fiscal 2004.  Gross margins on product sales were 61.5% in fiscal 2005 compared to 62.2% in fiscal 2004.  The beneficial effects of the renegotiated facility lease, beginning in the second quarter of fiscal 2005, including decreased monthly rent and allocated depreciation expense, partially mitigated the effects of lower total product sales and average selling prices on gross margin.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased 2% to $5.7 million in fiscal 2005 compared to $5.6 million in fiscal 2004.  The increase relates primarily to litigation expenses which off-set the reductions in on-going selling, general and administrative expenses achieved from operating efficiencies initiated over the last four years.  Expenses related to litigation, including the establishment of reserves with respect thereto, were $1.0 million and $0.4 million in fiscal 2005 and 2004, respectively.   We continue to look for opportunities to reduce expenses.  The beneficial effects of a re-negotiated facility lease also resulted in additional expense reductions and cash flow contributions during fiscal 2005.

Research and Product Development Expense.  Research and product development expenditures decreased 5% to $1.0 million in fiscal 2005 compared to $1.1 million for fiscal 2004.  The decrease is primarily a result of the beneficial effects of the renegotiated facility lease, including decreased allocations of monthly rent and depreciation expense.

Other Income and Expenses.   Interest expense decreased to $121,000 in fiscal 2005 from $169,000 in fiscal 2004 due to a decreasing balance on long-term obligations.  Interest income and other miscellaneous income was $217,000 in fiscal 2005 compared to $184,000 in fiscal 2004.  Amounts in both periods reflect interest earnings on invested cash balances and income from a royalty and license agreement.  The increase was due to increased interest income from improved rates and a larger invested cash balance offset, in part, by reduced royalty income from the royalty and license agreement.  Under the terms of this agreement, the royalty rate decreased beginning during fiscal 2004.

Income Taxes.  No income tax expense was recognized for fiscal 2005 or 2004.

Net Income.  We recognized net income of $425,000, or $0.06 per diluted share, during fiscal 2005 compared with net income of $954,000, or $0.12 per diluted share, during fiscal 2004.

Liquidity and Capital Resources

During fiscal 2006, 2005, and 2004, our operations, including costs associated with its research and development programs, were funded by cash flow from our commercial operating business.

As of June 30, 2006, we had cash and cash equivalents totaling approximately $8.4 million.  Additionally, we had approximately $0.3 million of long-term restricted cash, invested in mutual funds and used to secure long-term financing.  Cash in excess of immediate requirements is invested in a manner which is intended to maximize liquidity and return while minimizing investment risk, and, whenever possible, we seek to minimize the potential effects of concentration of credit risk.

We generated $1.0 million, $1.1 million and $1.4 million in cash from operating activities in fiscal 2006, 2005 and 2004, respectively.  The decrease in positive operating cash flow in fiscal 2006 was a result of a net decrease in trade accounts payable and accrued expenses related to the timing of payments for litigation and other expenses.   In fiscal 2005, the decrease in cash generated from operations was primarily related to the reduced net income and depreciation partially offset by the timing of payments for certain accrued litigation expenses and other liabilities.

As of June 30, 2006, we had approximately $0.8 million in debt, including the current portion, outstanding under financing agreements.  We do not anticipate a significant investment in capital equipment during the next 12 months.  Our equipment and furniture expenditures were $60,000, $61,000, and $95,000 in fiscal

2006, 2005, and 2004, respectively.  In addition, we used $750,000 to acquire a fully paid-up, non-exclusive, worldwide, royalty-free license and other rights under certain patents and patents pending.

Other sources and uses of cash during the periods included the following:  During fiscal 2006, we used $532,000 for payments on long-term obligations; received $198,000 in proceeds from exercise of stock options; and its restricted cash requirements decreased $310,000.  During fiscal 2005, we used $603,000 for payments on long-term obligations and its restricted cash requirements decreased $477,000.  During fiscal 2004, we used $598,000 for payments on long-term obligations; received $73,000 in proceeds from exercise of stock options; and its restricted cash requirements decreased $627,000.  The reduction in cash restrictions resulted from payments made on long-term obligations and more favorable terms negotiated with the lender.

During fiscal 2007, costs associated with our commercial business, including research and development activities, will be funded internally from our established commercial business; term loan and capital lease financing agreements; and from existing cash balances.  We anticipate that at our current operating levels, existing cash balances and cash generated from operations will be sufficient to fund our operating needs through fiscal 2008 and beyond.  However, we may be required to or elect to raise additional capital before that time.  Our actual capital requirements will depend on numerous factors, many of which are outside of our control.

Disclosure About Contractual Obligations

The following table represents our contractual obligations as of June 30, 2006:

	Payments Due by Period
Contractual Obligation	Total	Less Than 1 year	1 – 3 years	3 – 5 years	Greater than 5 years
Term loan obligations	$891,000	$486,000	$405,000	$—	$—
Operating Leases	1,856,000	278,000	550,000	575,000	453,000
Total Contractual Obligations	$2,747,000	$764,000	$955,000	$575,000	$453,000

Operating lease obligations in the above schedule primarily reflect the obligations for our administrative, manufacturing, and research facility.

Critical Accounting Policies

The Securities Exchange Commission’s Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements.  The following list is not intended to be a comprehensive list of all of our accounting policies.  Our significant accounting policies are more fully described in Note 1 of our consolidated financial statements.  In many cases, the accounting treatment of a particular transaction is dictated by U.S. generally accepted accounting principles, with no need for management’s judgment or estimation in application.  There are also areas in which management’s judgment in selecting an available alternative would not produce a materially different result.  The following is a brief discussion of the more significant accounting policies and methods we employ:

General - The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition – Revenues on product sales are recognized when there is persuasive evidence that an arms length transfer has occurred, generally upon shipment, when title has passed, and the price is fixed or determinable.  We provide our customers certain purchase incentives, including performance rebates and volume pricing discounts, based on the achievement of specified purchase levels.  We accrue for performance rebates based upon estimated customer purchase levels and records volume pricing discounts when products are purchased.  Revenue, which is stated as net product sales, is reduced by these incentives.

Long Lived Assets – The carrying amounts of long-lived assets, and the related amortization periods, are reviewed for impairment whenever events occur or changes in circumstances indicate that the carrying amount of an asset may not be recoverable within the estimated useful life.  When we determine the existence of impairment indicators, the impairment loss is measured based on the excess of carrying value over the estimated fair value of the impaired assets.  The carrying value of the underlying assets is reduced, with the reduction charged to expense, so that the carrying value is equal to estimated fair value.

Inventories – Inventories are stated at the lower of cost or market.  Cost is determined using the first-in, first-out method.  We evaluate the carrying value of its inventories at least quarterly, taking into account such factors as historical and anticipated future sales compared with quantities on hand, the price we expect to obtain for its products in their respective markets compared with historical cost, and the remaining shelf life of goods on hand.

Stock-based Compensation – We have adopted Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment.  We use the Modified Prospective method, which requires the application of SFAS No. 123R to new awards and to awards modified, repurchased or cancelled after the effective date.  Additionally, compensation cost for the portion of outstanding awards for which service has not been rendered (such as unvested options) that are outstanding as of the date of adoption will be recognized as the remaining services are rendered.  We recorded $150,000 in stock-based compensation expense during the fiscal 2006.  Results from prior periods have not been restated.

Item 7a.          QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

Not applicable.

Item 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated financial statements are included elsewhere in this Report.

Item 9.            CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.         CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer, together with other members of the Company’s management, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report and concluded that the Company’s disclosure controls and procedures were effective as of the end of such period.  During the fourth quarter of the period covered by this report, there was no change in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s controls over financial reporting.

Item 9B.         OTHER INFORMATION

None.

Consolidated Financial Statements

IOMED, Inc.

June 30, 2006

INDEX TO FINANCIAL STATEMENTS

IOMED, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

IOMED, Inc.

We have audited the accompanying balance sheets of IOMED, Inc. as of June 30, 2006 and 2005, and the related statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IOMED, Inc. at June 30, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 1 and 5 to the financial statements, effective July 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment.”

	/S/:	ERNST & YOUNG LLP

Salt Lake City, Utah
August 3, 2006

IOMED, Inc.

BALANCE SHEETS

	June 30,
	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$8,426,000	$8,293,000
Accounts receivable, less allowance for doubtful accounts of $62,000 in 2006 and 2005	1,215,000	1,319,000
Inventories	1,139,000	1,153,000
Prepaid expenses	102,000	101,000
Total current assets	10,882,000	10,866,000

Equipment and furniture, net	750,000	1,025,000
Restricted cash	275,000	585,000
Other assets	766,000	62,000
Total assets	$12,673,000	$12,538,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$277,000	$211,000
Accrued liabilities	744,000	1,091,000
Current portion of long-term obligations	443,000	532,000
Total current liabilities	1,464,000	1,834,000

Long-term obligations	393,000	836,000

Commitments and contingencies

Shareholders’ equity:
Common shares, no par value; 100,000,000 shares authorized; 7,600,356 and 6,585,213 shares issued and outstanding in 2006 and 2005	41,948,000	34,719,000
Convertible preferred shares, no par value; 10,000,000 shares authorized; zero and 893,801 shares issued and outstanding in 2006 and 2005	—	6,881,000
Accumulated deficit	(31,132,000)	(31,732,000)
Total shareholders’ equity	10,816,000	9,868,000
Total liabilities and shareholders’ equity	$12,673,000	$12,538,000

See accompanying notes.

IOMED, Inc.

STATEMENTS OF INCOME

	Year ended June 30,
	2006	2005	2004

Product sales, net	$10,843,000	$11,426,000	$12,189,000
Cost of products sold	4,277,000	4,401,000	4,607,000
Gross profit	6,566,000	7,025,000	7,582,000
Operating costs and expenses:
Selling, general and administrative	5,171,000	5,703,000	5,593,000
Research and product development	1,101,000	993,000	1,050,000
Total costs and expenses	6,272,000	6,696,000	6,643,000
Income from operations	294,000	329,000	939,000

Interest expense	(78,000)	(121,000)	(169,000)
Interest income and other, net	384,000	217,000	184,000
Income before income tax expense	600,000	425,000	954,000
Income tax expense, net	—	—	—
Net income	$600,000	$425,000	$954,000

Basic net income per common share	$0.09	$0.06	$0.15

Diluted net income per common share	$0.08	$0.06	$0.12

See accompanying notes.

IOMED, Inc.

STATEMENTS OF SHAREHOLDERS’ EQUITY

			Convertible
	Common Shares		Preferred	Accumulated
	Shares	Amount	Shares	Deficit	Total
Balance at June 30, 2003	6,544,670	$34,646,000	$6,881,000	$(33,111,000)	$8,416,000
Stock options exercised	40,543	73,000	—	—	73,000
Net income	—	—	—	954,000	954,000
Balance at June 30, 2004	6,585,213	34,719,000	6,881,000	(32,157,000)	9,443,000
Net income	—	—	—	425,000	425,000
Balance at June 30, 2005	6,585,213	34,719,000	6,881,000	(31,732,000)	9,868,000
Stock options exercised	121,342	198,000	—	—	198,000
Stock based compensation expense	—	150,000	—	—	150,000
Conversion of Preferred Shares	893,801	6,881,000	(6,881,000)	—	—
Net income	—	—	—	600,000	600,000
Balance at June 30, 2006	7,600,356	$41,948,000	$—	$(31,132,000)	$10,816,000

See accompanying notes.

IOMED, Inc.

STATEMENTS OF CASH FLOWS

	Year ended June 30,
	2006	2005	2004
Cash flows from operating activities
Net income	$600,000	$425,000	$954,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	381,000	550,000	954,000
Other non-cash charges	150,000	—	—
Changes in operating assets and liabilities:
Accounts receivable	104,000	28,000	(47,000)
Inventories	14,000	(58,000)	(68,000)
Prepaid expenses	(1,000)	(8,000)	26,000
Trade accounts payable	66,000	(237,000)	(56,000)
Accrued expenses and other liabilities	(347,000)	442,000	(353,000)
Net cash provided by operating activities	967,000	1,142,000	1,410,000

Cash flows from investing activities
Purchases of equipment and furniture	(60,000)	(61,000)	(95,000)
Purchase of intangible assets	(750,000)	—	—
Net cash used in investing activities	(810,000)	(61,000)	(95,000)

Cash flows from financing activities
Proceeds from issuance of common shares	198,000	—	73,000
Change in restricted cash	310,000	477,000	627,000
Payments on long-term obligations	(532,000)	(603,000)	(598,000)
Net cash provided by (used in) financing activities	(24,000)	(126,000)	102,000

Net increase in cash and cash equivalents	133,000	955,000	1,417,000
Cash and cash equivalents at beginning of year	8,293,000	7,338,000	5,921,000
Cash and cash equivalents at end of year	$8,426,000	$8,293,000	$7,338,000

Supplemental disclosures of cash flow information
Cash paid for interest	$78,000	$124,000	$169,000
Cash paid for income taxes	$—	$—	$—

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

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents, including $310,000 restricted to secure the current portion of certain long-term obligations (see note 4).

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents and trade accounts receivable.  Cash and cash equivalents are held in federally insured financial institutions or invested in high-grade short-term commercial paper issued by major United States corporations.  The Company sells its products primarily to, and has trade accounts receivable with, independent durable medical equipment dealers in the United States and abroad.  Less than 10% of product sales are to foreign customers.  As a general policy, collateral is not required for accounts receivable.  The Company maintains an allowance for losses based upon expected collections of accounts receivable.  Additionally, customers’ financial condition and credit worthiness are regularly evaluated and historical losses have not been material.  Combined sales to the Company’s two largest customers accounted for approximately 43%, 40% and 32% of the Company’s total product sales for the years ended June 30, 2006, 2005 and 2004.  At June 30, 2006, 2005 and 2004, amounts due from such customers accounted for approximately 56%, 55% and 47% of trade receivables, all of which was current.  Effective July 1, 2006, the distribution agreement between the Company and one of these customers has terminated.  The Company is evaluating the impact on future operations.  The Company considers credit risk from concentrations of trade accounts receivable to be low.

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

	June 30,
	2006	2005
Raw materials	$563,000	$643,000
Work-in-progress	65,000	56,000
Finished goods	511,000	454,000
	$1,139,000	$1,153,000

Equipment and Furniture

Equipment and furniture are stated at cost.  Depreciation and amortization is computed using the straight-line method over estimated useful lives of three to five years.  Leasehold improvements are amortized over the term of the lease or the useful life of the improvements, whichever is shorter.  Equipment and furniture consist of the following:

	June 30,
	2006	2005
Manufacturing equipment	$1,825,000	$1,790,000
Office and research and development equipment	2,162,000	2,137,000
Leasehold improvements	2,749,000	2,749,000
	6,736,000	6,676,000
Less accumulated depreciation and amortization	(5,986,000)	(5,651,000)
	$750,000	$1,025,000

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

Stock-based Compensation

The Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, effective as of July 1, 2005, the beginning of the Company’s fiscal year.  The Company has adopted the Modified Prospective method, which requires the application of SFAS No. 123R to new awards and to awards modified, repurchased or cancelled after the effective date.  Additionally, compensation cost for the portion of outstanding awards for which service has not been rendered (such as unvested options) that are outstanding as of the date of adoption will be recognized as the remaining services are rendered.  Results from prior periods have not been restated.

Through June 30, 2005, the Company elected to follow Accounting Principles Board Opinion No. 25 - Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee stock options rather than adopting the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock Based Compensation – Transition and Disclosure, and as a result the Company did not recognize any compensation expense.  The table below illustrates the effect on net income and income per share had compensation cost for the Company’s employee stock options been determined consistent with the fair value methodology prescribed under SFAS 123 for the fiscal years ended June 30, 2005 and 2004.  Net income for the fiscal year ended June 30, 2006 includes $150,000 in stock-based compensation expense.

	June 30,
	2006	2005	2004
Net income - as reported	$600,000	$425,000	$954,000
Less: Total stock compensation expense determined using the fair value method	—	(248,000)	(273,000)
Net income - pro forma	$600,000	$177,000	$681,000

Income per share:
Basic - as reported	$0.09	$0.06	$0.15
Diluted - as reported	$0.08	$0.06	$0.12

Proforma income per share:
Basic - pro forma	$0.09	$0.03	$0.10
Diluted - pro forma	$0.08	$0.02	$0.09

The fair value of stock option grants were determined using the Black-Scholes option valuation model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility.  In management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options because the Company’s employee stock options have characteristics different from those of traded options and because changes in the highly subjective input assumptions can materially affect the fair value estimate.

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

	2006	2005	2004
	(in thousands)
Denominator for basic net income per common share – weighted average shares	7,039	6,585	6,559
Dilutive securities: preferred stock, warrants and stock options	871	1,080	1,150
Denominator for diluted net income per common share – adjusted weighted average shares and assumed conversions	7,910	7,665	7,709

In all periods presented, certain securities were not included in the computation of diluted income per share due to their antidilutive effect.  At June 30, 2006, options to purchase approximately 200,000 common shares at a weighted average exercise price of $4.88 were not included.  At June 30, 2005, options to purchase approximately 669,000 common shares were not included.  At June 30, 2004, options to purchase approximately 422,000 common shares were not included.

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

Intangible Assets

At June 30, 2006, intangible assets totaling $709,000, net of accumulated amortization totaling $41,000, are included in other assets.  The intangible assets consist of a fully paid-up, non-exclusive, worldwide, royalty-free license and other rights under certain issued and pending patents.  The Company purchased these assets in fiscal 2006 for $750,000.  The assets are being amortized on a straight-line basis over an estimated useful life of seventeen years.  Amortization expense of $41,000 associated with these assets was recorded during fiscal 2006.  Amortization expense for each of the next five years is expected to be approximately $45,000 per year.

2.             Restricted Cash

The Company maintains an interest bearing money market account with a lending bank, $275,000 of which is being held as a compensating balance under a long-term obligation (see notes 1 and 4) and is restricted as to withdrawal.  The restricted cash balance requirement decreases over the life of the obligation as payments are made.

3.             Accrued Liabilities

Accrued liabilities consist of the following:

	June 30,
	2006	2005
Payroll and related benefits	$207,000	$217,000
Professional fees	245,000	598,000
Royalties	87,000	70,000
Other	205,000	206,000
	$744,000	$1,091,000

4.             Commitments

Operating Leases

The Company leases space and certain equipment under non-cancelable operating lease agreements that expire at various dates through 2012.  Rental expense for such leases was $277,000, $286,000 and $347,000 for the years ended June 30, 2006, 2005 and 2004, respectively.  It is generally expected that, in the normal course of business, operating leases that expire will be renewed or replaced by other leases with similar terms.  Future minimum lease payments under non-cancelable operating leases at June 30, 2006, were $1,856,000.  These obligations mature as follows:  fiscal 2007 — $278,000; fiscal 2008 — $274,000; fiscal 2009 — $276,000; fiscal 2010 — $283,000; and fiscal 2011 and thereafter — $745,000.

Long-Term Obligations

The Company has acquired certain equipment and furniture under capital lease agreements.  The capitalized cost of such equipment was $1,339,000 at June 30, 2006 and 2005 and accumulated amortization was $1,339,000 and $1,210,000, respectively.  Under these capital lease agreements, the Company was required to meet certain financial covenants, all of which were met at all times prior to conclusion.

During fiscal 2001, the Company refinanced $2,700,000 of capital lease obligations into a term loan, collateralized by the underlying assets and restricted cash, with a fixed rate of 6.82%, payable in 84 monthly installments of $40,519 maturing April 2008.  At June 30, 2006, the outstanding balance was $836,000.  Payments of approximately $486,000 are due within one year, of which $443,000 is principal reduction.

The carrying values of the long-term obligations approximate fair values as the interest rates on these long-term obligations approximate market rates of interest.  Future minimum payments under long-term obligations consisted of the following at June 30, 2006:

Year ending June 30:
2007	486,000
2008	405,000
Thereafter	—
Total minimum payments	891,000
Amounts representing interest	(55,000)
Present value of net minimum payments	836,000

Less current portion of long-term obligations	(443,000)
Long-term obligations	$393,000

Royalty Agreements

The Company is the licensee under royalty agreements, which provide for the payment of royalties to the licensor based upon net sales of the products under royalty.  Royalty expense in each of the three years in the period ended June 30, 2006 was not material.

5.             Stock-based Compensation

The Company has adopted and approved two incentive stock compensation plans.  The Company’s 1988 Stock Option Plan and the 1997 Share Incentive Plan were approved by the shareholders in November 1988 and in November 1997, respectively.  The 1988 Stock Option Plan expired in August 1998 and no further grants were made under the Plan following the adoption of the 1997 Share Incentive Plan.  The Company’s 1997 Share Incentive Plan permits the grant of up to 2,812,500 stock options.  Option awards are generally granted with an exercise price equal to the market price of the of the Company’s stock at the date of grant.  In general, options granted vest over zero to five years and have 10-year contractual terms.  A summary of activity under the Plans during the fiscal year ended June 30, 2006, 2005, and 2004 is as follows:

	Weighted Average
	Outstanding	Exercise	Remaining	Aggregate
Options	Shares	Price	Contractual Term	Intrinsic Value
Balance at June 30, 2003	1,532,000	$2.65		$154,000
Granted	75,000	$2.36		$43,000
Exercised	(41,000)	$1.80		$45,000
Forfeited/expired	(192,000)	$3.09		$123,000
Balance at June 30, 2004	1,374,000	$2.60		$1,173,000
Granted	74,000	$2.39		$—
Exercised	—	$—		$—
Forfeited/expired	(125,000)	$3.47		$27,000
Balance at June 30, 2005	1,323,000	$2.50		$565,000
Granted	60,000	$2.55		$—
Exercised	(121,000)	$1.63		$59,000
Forfeited/expired	(76,000)	$5.47		$1,000
Balance at June 30, 2006	1,186,000	$2.40	5.2 years	$311,000

Vested at June 30, 2006	1,145,000	$2.40	5.2 years	$309,000

The Company adopted SFAS No. 123R, Share-Based Payment, effective as of July 1, 2005, the beginning of its fiscal year.  SFAS No. 123R revises SFAS No. 123 and supersedes APB 25 and requires companies to expense the value of employee stock options and other equity-based awards.  For the fiscal year ended June 30, 2006, the Company recorded a total non-cash charge of $150,000 related to stock-based compensation.  As a result of adopting SFAS No. 123R, the Company’s operating income and net income for the fiscal year ended June 30, 2006 were $150,000 less than if the Company had continued to account for stock-based compensation under APB Opinion No. 25.  Basic and diluted net loss per share for the fiscal year ended June 30, 2006 would have increased by $0.02 if the Company had not adopted SFAS No. 123R.

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

A summary of activity for non-vested options under the Plans during the period ended June 30, 2006 is as follows:

		Weighted
		Average
		Grant Date
Nonvested Options	Options	Fair Value
Balance at July 1, 2005	97,000	$1.16
Granted	60,000	$1.29
Vested	(116,000)	$1.16
Forfeited/expired	—
Balance at June 30, 2006	41,000	$1.30

As of June 30, 2006, there was $48,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans.  That cost is expected to be recognized over a weighted-average period of 1.0 years.

The weighted average fair value of options granted in the years ended June 30, 2006, 2005 and 2004, was $1.29, $1.46 and $1.45, respectively.  Additional information regarding the options outstanding at June 30, 2006 follows:

Options Outstanding				Options Exercisable
		Weighted Average			Weighted
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Average Exercise Price	Number Exercisable	Average Exercise Price
$0.70-$1.89	535,000	5.67	$1.52	532,000	$1.52
$2.20-$3.00	461,000	5.18	$2.36	425,000	$2.35
$3.24-$4.80	111,000	4.38	$3.72	109,000	$3.73
$6.50-$9.00	79,000	3.76	$6.75	79,000	$6.75
$0.70-$9.00	1,186,000	5.23	$2.40	1,145,000	$2.40

6.             Series D Convertible Preferred Shares

During the fiscal year ended June 30, 2006, all holders of Series D Convertible Preferred Shares converted their shares into 893,801 shares of common stock on a share for share basis, pursuant to the terms of such preferred stock.  There are no Series D preferred shares outstanding at June 30, 2006.

7.             Employee Benefit Plan

The Company has established a 401(k) savings plan for its full-time employees and makes a matching contribution based on a percentage of the contributions of participating employees.  The Company contributed approximately $99,000, $100,000 and $79,000 for the years ended June 30, 2006, 2005 and 2004, respectively.

8.             Income Taxes

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s net deferred tax assets as of June 30 2006 and 2005 are as follows:

	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$7,280,000	$7,238,000
Book in excess of tax depreciation	767,000	744,000
Book in excess of tax amortization	2,144,000	2,518,000
Tax credit carryforwards	742,000	801,000
Allowances and accruals	263,000	274,000
Total deferred tax assets	11,196,000	11,575,000
Valuation allowance	(11,196,000)	(11,575,000)
Net deferred tax assets	$—	$—

Management has established a valuation allowance for all gross deferred tax assets based on management’s expectations of net realizable value.  The valuation allowance for deferred tax assets decreased by $379,000 in fiscal 2006 and decreased by $239,000 in fiscal 2005.  There were no significant deferred tax liabilities in the current or prior two fiscal years.

The Company recorded no current federal or state income tax provision for fiscal 2006, 2005, or 2004.  There was also no deferred income tax provision in any of the years presented.  The reconciliation of income taxes at the statutory United States federal income tax rate and the Company’s effective income tax expense attributable to continuing operations is as follows:

	2006	2005	2004
Tax at U.S. statutory rates	34.0%	34.0%	34.0%
State tax, net of federal tax benefit	3.3	3.3	3.3
Tax credits	9.7	17.4	(1.9)
Non-deductible interest and other expenses	2.2	3.1	1.4
Effect of deferred tax valuation adjustments	(49.2)	(57.8)	(36.8)
Effective income tax rate (percentage)	—%	—%	—%

As of June 30, 2006, the Company had approximately $19,954,000 and $15,019,000, non tax-effected, in federal and state net operating loss carryforwards, respectively, and $742,000 in federal tax credit carryforwards, that expire from 2006 through 2025, if not utilized.  Utilization of the Company’s net operating loss and tax credit carryforwards is limited to the future taxable income of the Company.  Under the “change of ownership” provisions of the Internal Revenue Code, utilization of these net operating loss and credit carryforwards may be subject to substantial annual limitation in the future.  Such “changes of ownership” can result from purchases and sales of our shares by large shareholders.  If such a change in ownership of our shares was to occur, we may be limited in the amount of net operating loss carryforwards that we can use in any given year.

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

10.          Quarterly Financial Information (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Fiscal 2006
Product sales	$2,828,000	$2,710,000	$2,688,000	$2,617,000	$10,843,000
Gross profit	1,717,000	1,604,000	1,591,000	1,654,000	6,566,000
Net income	288,000	244,000	15,000	53,000	600,000

Basic net income per share	$0.04	$0.03	$—	$0.01	$0.09
Diluted net income per share	$0.04	$0.03	$—	$0.01	$0.08

Fiscal 2005
Product sales	$3,017,000	$2,589,000	$2,879,000	$2,941,000	$11,426,000
Gross profit	1,873,000	1,613,000	1,727,000	1,812,000	7,025,000
Net income	326,000	37,000	32,000	30,000	425,000

Basic net income per share	$0.05	$0.01	$—	$—	$0.06
Diluted net income per share	$0.04	$—	$—	$—	$0.06

11.          Litigation

A description of certain outstanding and settled legal matters involving the Company is provided below.  In addition to the legal matters discussed below, the Company is subject to various claims and legal proceedings covering matters that arise in the ordinary course of business.

(a) Outstanding Legal Matters

The Company is a co-defendant with a former distributor of the Company’s products, in a claim asserting misappropriation of trade secrets.  The Company has denied all allegations of the complaint.  The case is scheduled for trial in October 2006.  The Company believes that EEMSO’s claims are without merit and will continue a vigorous defense.  At this stage, it is too early to predict the outcome.

Management does not believe that the outcome of this legal matter will have a material adverse impact on the Company.  However, legal fees and expenses will likely be substantial and, in the event of an unfavorable resolution, the outcome could have a material adverse impact on the Company’s business, financial position, or results of operations.

(b) Settled Legal Matters

Effective August 31, 2005, the Company entered into a settlement agreement that resolved the Company’s involvement in all legal matters related to two civil complaints filed in April 2002 by the Company in state court against two former executives, among others, alleging misappropriation of the Company’s trade secrets, interference with economic relationships and civil conspiracy.

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

PART III

Item 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Information required by this item is included under “Election of Directors,” “The Board of Directors and Committees,” “Code of Business Conduct and Ethics,” and “Executive Officers” in the Company’s Proxy Statement to be filed in connection with its Annual Meeting of Shareholders, to be held on November 10, 2006, and is incorporated herein by reference.

Item 11.         EXECUTIVE COMPENSATION

The information required by this item is included under “Compensation of Directors and Executive Officers” in the Company’s Proxy Statement to be filed in connection with its Annual Meeting of Shareholders, to be held on November 10, 2006, and is incorporated herein by reference.

Item 12.                            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is included under “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement to be filed in connection with its Annual Meeting of Shareholders, to be held on November 10, 2006, and is incorporated herein by reference.

Item 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included under “Certain Relationships and Related Transactions” in the Company’s Proxy Statement to be filed in connection with its Annual Meeting of Shareholders, to be held on November 10, 2006, and is incorporated herein by reference.

Item 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is included under “Fees paid to Independent Accountants” in the Company’s Proxy Statement to be filed in connection with its Annual Meeting of Shareholders, to be held on November 10, 2006, and is incorporated herein by reference.

PART IV

Item 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

The consolidated financial statements of the Company are included elsewhere in this Report.

Schedules

No schedules are required in connection with the filing of this Report as amounts are either immaterial or are otherwise disclosed in the financial statements.

Exhibits

Number	Description
3.1*	Amended and Restated Articles of Incorporation of the Company
3.2**	Articles of Amendment of the Amended and Restated Articles of Incorporation of the Company
3.3*	Amended and Restated Bylaws of the Company
4.1*	Reference is made to Exhibit 3.1
4.2*	Specimen of Common Share Certificate
4.3***	1988 Stock Option Plan of the Company
4.4***	1997 Share Incentive Plan of the Company
10.1*	License Agreement between the Company and Elan International Services, dated April 14, 1997
10.2*	License Agreement between the Company and Drug Delivery Systems, Inc., dated April 14, 1997
10.3*	Asset Acquisition Agreement between the Company and Fillauer, Inc., dated December 27, 1996
10.4*	License Agreement between the Company and Fillauer, Inc., dated December 26, 1996
10.5*	Research and Development Agreement among the Company, Dermion, Inc. and Ciba-Geigy Corporation, dated March 29, 1996
10.6*	Agreement between the Company and Laboratoires Fournier S.C.A., dated February 20, 1996
10.7*	Agreement between the Company and ALZA Corporation, dated July 28, 1993
10.8*	License Agreement between the Company and the University of Utah Research Foundation, dated October 1, 1992
10.9*	Exchange Agreement among the Company, Novartis Pharmaceuticals Corporation and Dermion, Inc., dated November 1, 1997
10.10*	First Amendment of Research & Development Agreement among the Company, Novartis Pharmaceuticals Corporation and Dermion, Inc. dated November 1, 1997
10.11****	Lease between the Company and NP#2, dated May 22, 2000
10.12#	Amendment to Lease Agreement between the Company and NP#2, dated September 17, 2004
10.13##	Settlement Agreement between the Company and Travanti Pharma Inc., dated January 24, 2006
11.1*****	Statement re computation of earnings per share
21.1*	Schedule of Subsidiaries
23.1###	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1###	Certification of Chief Executive Officer
31.2###	Certification of Chief Financial Officer
32.1###	Certification of Chief Executive Officer
32.2###	Certification of Chief Financial Officer

*	Filed by the Company as an exhibit to the Form S-1 Registration Statement on October 3, 1997, as amended.
**	Filed by the Company as an exhibit to the Annual Report on Form 10-K on September 28, 1998.
***	Filed by the Company as an exhibit to the Form S-8 Registration Statement on February 9, 2000
****	Filed by the Company as an exhibit to the Annual Report on Form 10-K on September 28, 2000.
*****	Information included in consolidated financial statements.
#	Filed by the Company as an exhibit to the Annual Report on Form 10-K on September 28, 2004.
##	Filed by the Company as an exhibit to the Quarterly Report on Form 10-Q on May 15, 2006.
###	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IOMED, INC.

Date:	September 26, 2006	By:	/s/ Robert J. Lollini
Robert J. Lollini
President and Chief Executive Officer

Date:	September 26, 2006	By:	/s/ BRIAN L. MOWER
Brian L. Mower
Chief Financial Officer

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ PETER J. WARDLE	Chairman	September 26, 2006
Peter J. Wardle

/s/ JOHN W. FARA, PH.D.	Director	September 26, 2006
John W. Fara, Ph.D.

/s/ MICHAEL T. SEMBER	Director	September 26, 2006
Michael T. Sember

/s/ WARREN WOOD	Director	September 26, 2006
Warren Wood

/s/ D. STEPHEN ANTION	Director	September 26, 2006
D. Stephen Antion

/s/ ROBERT J. LOLLINI	Director	September 26, 2006
Robert J. Lollini