Form 10-Q
period 2006-09-30
IOMED INC
filed 2006-11-14
CIK 1041652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

☐ Large accelerated filer	☐ Accelerated filer	☒ Non-accelerated filer.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of October 31, 2006:

Classes of Common Stock	Number of shares outstanding
Common Stock, no par value	7,600,356

IOMED, Inc.

IOMED, Inc.
CONDENSED BALANCE SHEETS

	September 30,	June 30,
	2006	2006
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$8,406,000	$8,426,000
Accounts receivable, net	1,192,000	1,215,000
Inventories	1,107,000	1,139,000
Prepaid expenses	109,000	102,000
Total current assets	10,814,000	10,882,000

Equipment and furniture, net	747,000	750,000
Restricted cash	194,000	275,000
Other assets	755,000	766,000

Total assets	$12,510,000	$12,673,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$213,000	$277,000
Accrued liabilities	714,000	744,000
Current portion of long-term obligations	451,000	443,000
Total current liabilities	1,378,000	1,464,000

Long-term obligations	241,000	393,000

Commitments and contingencies

Shareholders’ equity
Common shares	41,973,000	41,948,000
Accumulated deficit	(31,082,000)	(31,132,000)
Total shareholders’ equity	10,891,000	10,816,000

Total liabilities and shareholders’ equity	$12,510,000	$12,673,000

See accompanying notes.

IOMED, Inc.
CONDENSED STATEMENTS OF INCOME

	Three Months Ended
	September 30,
	2006	2005
	(unaudited)
Product sales	$2,511,000	$2,828,000
Cost of products sold	1,022,000	1,111,000
Gross profit	1,489,000	1,717,000

Operating costs and expenses:
Selling, general and administrative	1,247,000	1,267,000
Research and product development	298,000	223,000
Total operating costs and expenses	1,545,000	1,490,000

Operating income (loss)	(56,000)	227,000

Other income (expense):
Interest expense	(18,000)	(23,000)
Interest income and other, net	124,000	84,000

Net income	$50,000	$288,000

Basic income per common share	$0.01	$0.04

Diluted income per common share	$0.01	$0.04

See accompanying notes.

IOMED, Inc.
CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended
	September 30,
	2006	2005
	(unaudited)
Cash flows from operating activities
Net income	$50,000	$288,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,000	99,000
Other non-cash charges	25,000	35,000
Changes in operating assets and liabilities:
Accounts receivable	23,000	308,000
Inventories	32,000	105,000
Prepaid expenses	(7,000)	11,000
Trade accounts payable	(64,000)	29,000
Other accrued liabilities	(30,000)	(331,000)
Net cash provided by operating activities	84,000	544,000

Cash flows from investing activities
Purchases of equipment and furniture	(41,000)	—

Cash flows from financing activities
Change in restricted cash balance	81,000	76,000
Proceeds from issuance of common shares	—	154,000
Payments on long-term obligations	(144,000)	(140,000)
Net cash provided by (used in) financing activities	(63,000)	90,000

Net increase (decrease) in cash and cash equivalents	(20,000)	634,000

Cash and cash equivalents at beginning of period	8,426,000	8,293,000

Cash and cash equivalents at end of period	$8,406,000	$8,927,000

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

Basis of Presentation

In the opinion of management, the accompanying condensed financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2006, and the results of its operations and cash flows for the interim periods ended September 30, 2006 and 2005.  The operating results for the interim periods are not necessarily indicative of the results for a full year.  Certain information and footnote disclosures normally included in financial statements in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  Therefore, these statements should be read in conjunction with the Company’s audited financial statements for the year ended June 30, 2006, included in the Company’s Annual Report on Form 10-K, dated September 28, 2006.

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

Net income as presented in the condensed statements of income represents the numerator used in computing both basic and diluted income per share and the following table sets forth the computation of the weighted average shares representing the denominator used in determining basic and diluted income per share:

	Three Months ended September 30,
	2006	2005
	(in thousands)
Denominator for basic income per share - weighted average shares outstanding	7,600	6,677
Dilutive securities: convertible preferred stock and certain stock options	102	1,114
Denominator for diluted income per share — adjusted weighted average shares outstanding and assumed conversions	7,702	7,792

In all periods presented, certain securities were not included in the computation of diluted income per share due to their anti-dilutive effect.  At September 30, 2006, options to purchase approximately 959,000 common shares at a weighted average exercise price of $2.70 per share were not included.  At September 30, 2005, options to purchase approximately 371,000 common shares were not included.

Stock-based Compensation – The Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) No. 123R effective July 1, 2005.  The Company has adopted the Modified Prospective method, which requires the application of SFAS No. 123R to new awards and to awards modified, repurchased or cancelled after the effective date.  Additionally, compensation cost for the portion of outstanding awards for which service has not been rendered (such as unvested options) that are outstanding as of the date of adoption will be recognized as the remaining services are rendered.

Net income for the three months ended September 30, 2006 and 2005 includes $25,000 and $35,000, respectively, in stock-based compensation expense associated with previously granted stock options.

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

2.                                      Inventories

Inventories are stated at the lower of cost or market.  Cost is determined using the first-in, first-out method.  Inventories consisted of the following at September 30, 2006 and June 30, 2006:

	September 30, 2006	June 30, 2006
Raw materials	$563,000	$563,000
Work-in-progress	106,000	65,000
Finished goods	438,000	511,000
	$1,107,000	$1,139,000

3.             Restricted Cash

The Company maintains an interest bearing money market account with a lending bank, $194,000 of which is being held as a compensating balance as of September 30, 2006 under a long-term obligation and is restricted as to withdrawal.  Included in cash and cash equivalents as of September 30, 2006 is an additional $315,000 restricted to secure the current portion of such long-term obligation.  The restricted cash balance requirement decreases over the life of the obligation as payments are made.

4.             Commitments

The Company has entered into agreements with various lending institutions to provide financing for the Company’s investments in capital equipment and facilities modifications and consolidation.  As of September 30, 2006, the Company had approximately $692,000 outstanding under these agreements, $241,000 of which was classified as long-term obligations.  A portion of long-term obligations is secured by restricted cash balances.

The Company leases space and certain equipment under non-cancelable operating lease agreements that expire at various dates through 2012.  Future minimum lease payments under non-cancelable operating leases at September 30, 2006 were $1,787,000.  These obligations mature as follows: remaining 9 months of fiscal 2007 — $209,000; fiscal 2008 — $274,000; fiscal 2009 — $276,000; fiscal 2010 — $283,000; fiscal 2011 — $292,000; and thereafter — $453,000.

5.             Litigation

A description of certain outstanding and resolved legal matters involving the Company is provided below.  In addition to the legal matters discussed below, the Company is subject to various claims and legal proceedings covering matters that arise in the ordinary course of business.

(a) Outstanding Legal Matters

Following a two week jury trial in the United States District Court for the Northern District of Texas, a seven person jury issued a unanimous defense verdict in favor of the Company and a former distributor on all claims brought against them by EEMSO, Inc.  Pursuant to the jury verdict, final judgment was issued on October 30, 2006.  Although the plaintiffs may appeal the verdict, management believes that there is no basis for the claims asserted against the Company and intends to pursue a vigorous defense.  Furthermore, management does not believe that the outcome of this legal matter will have a material adverse impact on the Company.  However, legal fees and expenses will likely be material and, in the event of an unfavorable resolution, the outcome could have a material adverse impact on the Company’s business, financial position, or results of operations.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Condensed Financial Statements and the related Notes thereto included elsewhere in this Report.  The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties.  The Company’s actual results of operations could differ significantly from those anticipated in such forward-looking statements as a result of numerous factors including those discussed herein.  Additional risks and uncertainties are described in the Company’s most recent Annual Report on Form 10-K for its fiscal year ended June 30, 2006.  This discussion should be read in conjunction with such report, copies of which are available upon request.

Overview

We are a leader in the development, manufacture and sale of active drug delivery systems primarily used to treat local inflammation in the physical and occupational therapy and sports medicine markets.  Our current product line is based on proprietary iontophoretic drug delivery technology.  The majority of our revenues have been generated through the sale of our Phoresor system, including the reusable dose controller and single use, disposable patch kits.  We are pursuing opportunities to advance our position as a provider of quality, innovative medical products that improve patient healthcare.  In addition, we are seeking collaborative opportunities to develop our non-invasive drug delivery technology to satisfy substantial unmet medical needs.  We have proprietary technology in various stages of research and product development primarily for transdermal drug delivery and for the treatment of ophthalmic disease.  From inception through fiscal 2002, we generally incurred operating losses as a result of costs associated with internally funded research and development activities.  During fiscal 2003, 2004, 2005 and 2006, we reported net income.  As of September 30, 2006, our accumulated deficit was approximately $31.1 million.  Our ability to sustain profitability will depend on our ability to maintain market acceptance and successfully expand sales of our existing products, successfully complete the development of, receive regulatory approvals for, successfully manufacture and market our current and future products, and resolve pending litigation matters, as to which there can be no assurance.

Our results of operations may vary significantly from quarter to quarter and depend on product sales levels and costs associated with manufacturing processes, as well as other factors.  The amount of revenue and net income in any given period is not necessarily indicative of future revenue and net income.

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

Loss of Distributor

We were party to a distribution agreement with Compex Technologies, Inc. (formerly Rehabilicare, Inc.) that was terminated effective July 1, 2006.   Compex was our second largest customer and accounted for over 16% of our total product sales during each of the past three fiscal years.  Compex elected to terminate the Distribution Agreement (the “Agreement”) between Iomed, Inc. and Rehabilicare following their acquisition by Encore Medical Corporation, the parent company of our primary competitor, Empi, Inc.  These events have had, and will likely continue to have, a negative effect on our future sales and operating results.  Nevertheless, we believe that user preference, the strength of our alternative distribution channels and our own internal sales and marketing efforts provide us with an opportunity to retain a substantial portion of the revenue generated by the end user customers formerly serviced by Compex.  The Agreement provided us with certain provisions to protect our business interests following such termination.  Under the Agreement, Compex is subject to a twelve month non-compete provision and we were provided access to end user customer data.  We have and intend to continue to exercise our rights under the Agreement and to utilize alternative distribution channels to service former Compex accounts.  Due to certain factors, including various market dynamics, limited resources, and our limited access to the end user account information of our distributors; it will be difficult for us to precisely measure our success in retaining these accounts.

Results of Operations

Three Months Ended September 30, 2006 and 2005

Product sales.  Product sales decreased 11% to $2.5 million in the three months ended September 30, 2006 from $2.8 million in the three months ended September 30, 2005.  The decreased sales were primarily due to reduced unit sales volume stemming from the loss of Compex Technologies, Inc. as a distributor, partially offset by increased purchases from other large dealers.

Costs of Products Sold.  Costs of products sold were $1.0 million and $1.1 million in the three months ended September 30, 2006 and 2005 respectively.  Gross margins on product sales were 59.3% and 60.7% in the current and prior year quarters, respectively.   Improved material, labor and overhead costs partially mitigated the effects of lower product sales on gross margin during the current period.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased 2% in the current quarter compared to the prior year quarter.  The decrease is primarily a result of the operating efficiencies initiated over the last year.  We continue to look for new opportunities for further improvement.  Litigation related expenses for the current quarter were $206,000 and will likely increase significantly in our next fiscal quarter due to the timing of a jury trial in one legal matter.

Research and Product Development Expense.  Research and product development expenditures increased 34% to $298,000 in the current quarter from $223,000 in the prior-year quarter.  The increase reflects expenses associated with the development of new commercial products expected to launch in fiscal 2007.  During fiscal 2007, we intend to focus research and product development efforts on our core business and new market opportunities for our iontophoresis technology.

Other Income and Expenses.   Interest expense decreased to $18,000 in the current quarter from $23,000 in the prior year quarter due to a decreasing balance on long-term obligations.  Interest income and other miscellaneous income increased to $124,000 in the current quarter compared to $84,000 in the prior year quarter.  The increase is primarily due to higher yields on cash balances.  Amounts in both periods reflect interest earnings on invested cash balances and income from a royalty and license agreement.

Income Taxes.  No income tax expense was recognized on our pre-tax income for the three months ended September 30, 2006, which reflects management’s estimate of our fiscal 2007 tax position due to deferred tax assets associated with timing differences between book and tax amortization expense.  In addition, no income tax expense was recognized for the prior year quarter.  We have substantial net operating loss carryforwards, which, under the current “change of ownership” rules of the Internal Revenue Code of 1986, as amended, may be subject to substantial annual limitation.  Such “changes of ownership” can result from purchases and sales of our shares by large shareholders.  If we experience a 50% change in the ownership of our stock, then we may be limited in the amount of net operating loss carryforwards that we can use in any given year.

Net Income.  We recognized net income of $50,000, or $0.01 per diluted share, during the quarter ended September 30, 2006 compared with net income of $288,000, or $0.04 per diluted share, during the prior year quarter.

Liquidity and Capital Resources

As of September 30, 2006, we had total cash of approximately $8.6 million, of which $8.4 million is cash and cash equivalents and $0.2 million is being held as a compensating balance under a long-term obligation and subject to withdrawal restrictions.  The restricted cash balance requirement decreases over the life of the obligation as payments are made.  Cash in excess of immediate requirements is invested in a manner intended to maximize liquidity and return, while minimizing investment risk and the potential effects of concentration of credit risk.

We generated $84,000 and $544,000 in cash from operating activities during the current and prior year periods, respectively.  Cash generated from operations in the current quarter is primarily a result of net income, depreciation, and other non-cash charges.

As of September 30, 2006, we had approximately $0.7 million outstanding under long-term financing agreements, including the current portion.  Historically, our operations have not been capital intensive.  We used $41,000 to purchase equipment and furniture in the current quarter and did not have any expenditures for equipment and furniture in the prior year quarter.  We may enter into additional financing agreements to fund our capital equipment needs during the next 12 months, but do not anticipate a significant investment in capital equipment during that time.

We used $144,000 and $140,000 of cash for payments on long-term obligations during the current and prior year quarters, respectively.  Restricted cash requirements decreased $81,000 and $76,000 in the current and prior year quarters, respectively.  During the prior year quarter, we received $154,000 of proceeds from issuance of common shares through the exercise of stock options.

During fiscal 2007, costs associated with our commercial business, including research and development activities, are anticipated to be funded internally from our established commercial business; term loan and capital lease financing agreements; and from existing cash balances.  We anticipate that at our current operating levels, existing cash balances and cash generated from operations will be sufficient to fund our operating needs through fiscal 2008 and beyond.  However, we may be required to or elect to raise additional capital before that time.  Our actual capital requirements will depend on numerous factors, many of which are outside of our control.

Critical Accounting Policies

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements.  The following list is not intended to be a comprehensive list of all of our accounting policies.  Our significant accounting policies are more fully described in Note 1 of our financial statements for the year ended June 30, 2006.  In many cases, the accounting treatment of a particular transaction is dictated by United States generally accepted accounting principles, with no need for management’s judgment or estimation in its application.  There are also areas in which management’s judgment in selecting an available alternative would not produce a materially different result.  The following is a brief discussion of the more significant accounting policies and methods used by us:

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

Revenue Recognition – Revenues on product sales are recognized when there is persuasive evidence that an arms length transfer has occurred, generally upon shipment, when title has passed, the price is fixed or determinable, and the collectibility is reasonably assured.  We provide our customers certain purchase incentives, including performance rebates and volume pricing discounts, based on the achievement of specified purchase levels.  We accrue for performance rebates based upon estimated customer purchase levels and record volume pricing discounts when products are purchased.  Revenue, which is stated as net product sales, is reduced by these incentives.

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

Inventories – Inventories are stated at the lower of cost or market.  Cost is determined using the first-in, first-out method.  We evaluate the carrying value of our inventories at least quarterly, taking into account such factors as historical and anticipated future sales compared with quantities on hand, the price we expect to obtain for our products in their respective markets compared with historical cost, and the remaining shelf life of goods on hand.

Stock-based Compensation — We have adopted Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) No. 123R.  We use the Modified Prospective method, which requires the application of SFAS No. 123R to new awards and to awards modified, repurchased or cancelled after the effective date.  Additionally, compensation cost for the portion of outstanding awards for which service has not been rendered (such as unvested options) that are outstanding as of the date of adoption will be recognized as the remaining services are rendered.  We recorded $25,000 and $35,000 in stock-based compensation expense during the current and prior year periods, respectively.

Item 4.    Control and Procedures

Our Chief Executive Officer and Chief Financial Officer, together with other members of the Company’s management, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report and concluded that the Company’s disclosure controls and procedures were effective as of the end of such period.  During the period covered by this report, there was no change in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings

Our most recent Annual Report on Form 10-K for its fiscal year ended June 30, 2006, which was filed with the Securities Exchange Commission on September 28, 2006, includes a description of certain pending legal proceedings.  The following describes certain material changes to such proceedings:

(a) Outstanding Legal Matters

Following a two week jury trial in the United States District Court for the Northern District of Texas, a seven person jury issued a unanimous defense verdict in favor of the Company and a former distributor on all claims brought against them by EEMSO, Inc.  Pursuant to the jury verdict, final judgment was issued on October 30, 2006.  Although the plaintiffs may appeal the verdict, management believes that there is no basis for the claims asserted against the Company and intends to pursue a vigorous defense.  Furthermore, management does not believe that the outcome of this legal matter will have a material adverse impact on the Company.  However, legal fees and expenses will likely be material and, in the event of an unfavorable resolution, the outcome could have a material adverse impact on the Company’s business, financial position, or results of operations.

Item 1a.  Risk Factors

There are many factors that affect our business and the results of our operations, many or which are beyond our control.  Item 1a to Part I of our Annual Report on Form 10-K for the year ended June 30, 2006, which contains a description of our risk factors, should be read in connection with this quarterly report.  There have not been any material changes in our risk factors contained in our most recent Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

Item 4.    Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on November 10, 2006, to consider and vote on the following proposals:  (i) election of two Class I directors to serve terms of three years or until their successors are duly elected and qualified; and (ii) ratification of the appointment of Ernst & Young LLP as the Company’s Independent Registered Public Accountants for the fiscal year ending June 30, 2007.

Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934.  There was no solicitation in opposition to management’s nominee for election as two Class I directors, as listed in the Company’s Proxy Statement, and the nominees were elected to serve terms of three years ending in 2009 with the following vote:

	Number of Votes
	In Favor	Withheld
Michael T. Sember	3,721,895	3,418,957
Robert J. Lollini	3,702,294	3,438,558

In addition, the following directors’ terms of office continued after the meeting:

Directors	Term Ending
Peter J. Wardle	2007
John Fara, Ph.D.	2008
D. Stephen Antion	2008

The proposal to ratify the appointment of Ernst & Young LLP as the Company’s Independent Registered Public Accountants was approved with the following vote:

Number of Votes
In favor	Against	Abstained
6,021,785	668,284	450,783

Item 6.    Exhibits

(a)           Exhibits:

Exhibit No.	Description

Exhibit 31.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER

Exhibit 31.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER

Exhibit 32.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER

Exhibit 32.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IOMED, Inc.
(Registrant)

Date:	November 13, 2006	By:	/s/ Robert J. Lollini
Robert J. Lollini
President and Chief Executive Officer

Date:	November 13, 2006	By:	/s/ Brian L. Mower, CPA
Brian L. Mower, CPA
Chief Financial Officer