Form 10-Q
period 2006-12-31
IOMED INC
filed 2007-02-14
CIK 1041652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

or

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

☐ Large accelerated filer	☐ Accelerated filer	☒ Non-accelerated filer.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of January 31, 2007:

Classes of Common Stock	Number of shares outstanding
Common Stock, no par value	7,676,356

IOMED, Inc.

INDEX TO FORM 10-Q

PART I — FINANCIAL INFORMATION

IOMED, Inc.

CONDENSED BALANCE SHEETS

ASSETS

	December 31,	June 30,
	2006	2006
	(unaudited)	(audited)
Current assets
Cash and cash equivalents	$7,791,000	$8,426,000
Accounts receivable, net	998,000	1,215,000
Inventories	1,142,000	1,139,000
Prepaid expenses	65,000	102,000
Total current assets	9,996,000	10,882,000

Equipment and furniture, net	758,000	750,000
Restricted cash	112,000	275,000
Other assets	743,000	766,000

Total assets	$11,609,000	$12,673,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$157,000	$277,000
Accrued liabilities	585,000	744,000
Current portion of long-term obligations	459,000	443,000
Total current liabilities	1,201,000	1,464,000

Long-term obligations	160,000	393,000

Commitments and contingencies

Shareholders’ equity
Common shares	42,006,000	41,948,000
Accumulated deficit	(31,758,000)	(31,132,000)
Total shareholders’ equity	10,248,000	10,816,000

Total liabilities and shareholders’ equity	$11,609,000	$12,673,000

See accompanying notes.

IOMED, Inc.

CONDENSED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
Product sales	$2,054,000	$2,710,000	$4,565,000	$5,538,000
Cost of products sold	872,000	1,106,000	1,894,000	2,217,000
Gross profit	1,182,000	1,604,000	2,671,000	3,321,000

Operating costs and expenses:
Selling, general and administrative	1,618,000	1,192,000	2,865,000	2,459,000
Research and product development	350,000	240,000	648,000	463,000
Total operating costs and expenses	1,968,000	1,432,000	3,513,000	2,922,000

Operating income (loss)	(786,000)	172,000	(842,000)	399,000

Other income (expense):
Interest expense	(7,000)	(21,000)	(25,000)	(44,000)
Interest and other income	117,000	93,000	241,000	177,000

Net income (loss)	$(676,000)	$244,000	$(626,000)	$532,000

Basic income (loss) per common share	$(0.09)	$0.03	$(0.08)	$0.08

Diluted income (loss) per common share	$(0.09)	$0.03	$(0.08)	$0.07

See accompanying notes.

IOMED, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended
	December 31,
	2006	2005
	(unaudited)
Cash flows from operating activities
Net income (loss)	$(626,000)	$532,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	108,000	198,000
Other non-cash charges	47,000	81,000
Changes in operating assets and liabilities:
Accounts receivable	217,000	136,000
Inventories	(3,000)	17,000
Prepaid expenses	37,000	21,000
Trade accounts payable	(120,000)	62,000
Other accrued liabilities	(159,000)	(438,000)
Net cash provided by (used in) operating activities	(499,000)	609,000

Cash flows from investing activities
Purchases of equipment and furniture	(92,000)	(17,000)

Cash flows from financing activities
Change in restricted cash balance	163,000	152,000
Proceeds from issuance of common shares	11,000	164,000
Payments on long-term obligations	(218,000)	(278,000)
Net cash provided by (used in) financing activities	(44,000)	38,000

Net increase (decrease) in cash and cash equivalents	(635,000)	630,000

Cash and cash equivalents at beginning of period	8,426,000	8,293,000

Cash and cash equivalents at end of period	$7,791,000	$8,923,000

See accompanying notes.

IOMED, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.             Summary of Significant Accounting Policies

Description of Business

IOMED, Inc., a Utah corporation (the “Company”), is a leader in the development, manufacture and sale of active drug delivery systems used primarily to treat acute local inflammation in the physical and occupational therapy and sports medicine markets.  The Company is pursuing opportunities to advance its position as a provider of quality, innovative medical products that improve patient healthcare.   In addition, the Company is seeking collaborative opportunities to develop its non-invasive drug delivery technology to satisfy substantial unmet medical needs.  The Company has proprietary technology in various stages of research and product development primarily for transdermal and ophthalmic drug delivery applications.

Basis of Presentation

In the opinion of management, the accompanying condensed financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of December 31, 2006, and the results of its operations and cash flows for the interim periods ended December 31, 2006 and 2005.  The operating results for the interim periods are not necessarily indicative of the results for a full year.  Certain information and footnote disclosures normally included in financial statements in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  Therefore, these statements should be read in conjunction with the Company’s audited financial statements for the year ended June 30, 2006, included in the Company’s Annual Report on Form 10-K, dated September 28, 2006.

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

Net income as presented in the condensed statements of income represents the numerator used in computing both basic and diluted income per share and the following table sets forth the computation of the weighted average shares representing the denominator used in determining basic and diluted income per share:

	Three Months ended December 31,		Six Months ended December 31,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Denominator for basic income per share - weighted average shares outstanding	7,601	7,094	7,601	6,840
Dilutive securities: preferred stock and certain stock options	—-	884	—-	999
Denominator for diluted income per share — adjusted weighted average shares outstanding and assumed conversions	7,601	7,978	7,601	7,839

In all periods presented, certain securities were not included in the computation of diluted income per share due to their anti-dilutive effect.  Options to purchase approximately 1,281,000 common shares at a weighted average exercise price of $2.33 per share were excluded in the three and six months ended December 31, 2006.  Options to purchase approximately 224,000 common shares at a weighted average exercise price of $5.06 per share were excluded in the three and six months ended December 31, 2005.  Certain of the Company’s Series D Convertible Preferred Shares were converted into 446,900 shares of common stock during the quarter ended December 31, 2005, as discussed in Note 6.

IOMED, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.                                      Summary of Significant Accounting Policies (continued)

Stock-based Compensation — The Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) No. 123R effective July 1, 2005.  The Company has adopted the Modified Prospective method, which requires the application of SFAS No. 123R to new awards and to awards modified, repurchased or cancelled after the effective date.  Additionally, compensation cost for the portion of outstanding awards for which service has not been rendered (such as unvested options) that are outstanding as of the date of adoption will be recognized as the remaining services are rendered.

Net income for the three and six months ended December 31, 2006 includes $22,000 and $47,000, respectively, in stock-based compensation expense compared to stock-based compensation expense of $46,000 and $81,000, respectively, for the three and six months ended December 31, 2005.

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

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents and trade accounts receivable.  Cash and cash equivalents are held in federally insured financial institutions or invested in high-grade short-term commercial paper issued by major United States corporations.  The Company sells its products primarily to, and has trade accounts receivable with, independent medical equipment dealers in the United States and abroad.  Less than 10% of product sales are to foreign customers.  As a general policy, collateral is not required for accounts receivable.  The Company maintains an allowance for losses based upon expected collections of accounts receivable.  Additionally, customers’ financial condition and credit worthiness are regularly evaluated and historical losses have not been material.

Combined sales to the Company’s two largest customers accounted for approximately 43%, 40% and 32% of the Company’s total product sales for the years ended June 30, 2006, 2005 and 2004.  At June 30, 2006, 2005 and 2004, amounts due from such customers accounted for approximately 56%, 55% and 47% of trade receivables, all of which was current.  Effective July 1, 2006, the distribution agreement between the Company and one of these customers terminated; there have been no sales to this customer since that time and all accounts receivable have been paid.  Sales to the Company’s largest customer accounted for approximately 32% and 35% in the three and six months ended December 31, 2006, respectively, compared to 26% and 25% in the three and six months ended December 31, 2005.  In addition, this customer has acquired several of the Company’s other distribution partners during the current fiscal year, which may result in additional concentrations of trade account receivable.  At December 31, 2006, the Company’s accounts receivables were $998,000 and amounts due from the Company’s largest customer were approximately 44% of accounts receivables, all of which was current.  The Company considers credit risk from concentrations of trade accounts receivable to be low.

IOMED, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

2.             Inventories

Inventories are stated at the lower of cost or market.  Cost is determined using the first-in, first-out method.  Inventories consisted of the following at December 31, 2006 and June 30, 2006:

	December 31, 2006	June 30, 2006
Raw materials	$547,000	$563,000
Work-in-progress	90,000	65,000
Finished goods	506,000	511,000
	$1,142,000	$1,139,000

3.             Restricted Cash

The Company maintains an interest bearing money market account with a lending bank, $112,000 of which is being held as a compensating balance as of December 31, 2006 under a long-term obligation and is restricted as to withdrawal.  Included in cash and cash equivalents as of December 31, 2006 is an additional $321,000 restricted to secure the current portion of such long-term obligation.  The restricted cash balance requirement decreases over the life of the obligation as payments are made.

4.             Commitments

The Company has entered into agreements with various lending institutions to provide financing for the Company’s investments in capital equipment and facilities modifications and consolidation.  As of December 31, 2006, the Company had approximately $618,000 outstanding under these agreements, $160,000 of which was classified as long-term obligations.  A portion of long-term obligations is secured by restricted cash balances.

The Company leases space and certain equipment under non-cancelable operating lease agreements that expire at various dates through 2012.  Future minimum lease payments under non-cancelable operating leases at December 31, 2006 were $1,717,000.  These obligations mature as follows: remaining 6 months of fiscal 2007 — $139,000; fiscal 2008 — $274,000; fiscal 2009 — $276,000; fiscal 2010 — $283,000; fiscal 2011 — $292,000; and thereafter — $453,000.

IOMED, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

5.             Litigation

A description of a certain legal matter involving the Company, which has been resolved, is provided below.  In addition to the legal matter discussed below, the Company is subject to various claims and legal proceedings covering matters that arise in the ordinary course of business.

 (a) Resolved Legal Matter

Following a two week jury trial in the United States District Court for the Northern District of Texas, a seven person jury issued a unanimous defense verdict in favor of the Company and a former distributor on all claims brought against them by EEMSO, Inc.  Pursuant to the jury verdict, final judgment was issued on October 30, 2006.  The plaintiff elected not to appeal the verdict.

6.             Series D Convertible Preferred Shares

During the period ended December 31, 2005, certain holders of Series D Convertible Preferred Shares converted their shares into 446,900 shares of common stock.  The remaining 446,901 Series D Preferred Shares were converted into common shares during the period ended June 30, 2006.   There are no series D Preferred Shares outstanding at December 31, 2006.

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

Overview

We are a leader in the development, manufacture and sale of active drug delivery systems primarily used to treat local inflammation in the physical and occupational therapy and sports medicine markets.  Our current product line is based on proprietary iontophoretic drug delivery technology.  The majority of our revenues have been generated through the sale of our Phoresor system, including the reusable dose controller and single use, disposable patch kits.  We are pursuing opportunities to advance our position as a provider of quality, innovative medical products that improve patient healthcare.  In addition, we are seeking collaborative opportunities to develop our non-invasive drug delivery technology to satisfy substantial unmet medical needs.  We have proprietary technology in various stages of research and product development primarily for transdermal drug delivery and for the treatment of ophthalmic disease.  From inception through fiscal 2002, we generally incurred operating losses as a result of costs associated with internally funded research and development activities.  During fiscal 2003, 2004, 2005 and 2006, we reported net income.  As of December 31, 2006, our accumulated deficit was approximately $31.8 million.  Our ability to sustain profitability will depend on our ability to maintain market acceptance and successfully expand sales of our existing products, successfully complete the development of, receive regulatory approvals for, and successfully manufacture and market our current and future products, as to which there can be no assurance.

Our results of operations may vary significantly from quarter to quarter and depend on product sales levels and costs associated with manufacturing processes, as well as other factors.  The amount of revenue and net income in any given period is not necessarily indicative of future revenue and net income.

Strategic Assessment Update

We have concluded our engagement with Seven Hills Partners LLC.  We retained Seven Hills in September 2005 to act as a financial advisor in exploring various strategic alternatives for the Company intended to maximize shareholder value. During that process, we received indications of interest from numerous parties with respect to individual assets owned by us as well as potential sale and merger transactions for the entire Company.  Following an exhaustive evaluation of various alternatives, the Board of Directors has concluded that none of the offers adequately reflected the future prospects of the Company.  We will continue to consider strategic opportunities as they arise.  Additionally, we will continue to focus efforts on improving the performance of our commercial business and on seeking collaborative partners for the further development of our drug delivery technology in both transdermal and ophthalmic applications.

Loss of Distributor

We were party to a distribution agreement with Compex Technologies, Inc. (formerly Rehabilicare, Inc.) that was terminated effective July 1, 2006.   Compex was our second largest customer and accounted for over 16% of our total product sales during each of the past three fiscal years.  Compex elected to terminate their agreement with us  following their acquisition by Encore Medical Corporation, the parent company of our primary competitor, Empi, Inc.  These events have had, and will likely continue to have, a negative effect on our future sales and operating results.  Nevertheless, we believe that user preference, the strength of our alternative distribution channels and our own internal sales and marketing efforts provide us with an opportunity to retain a portion of the revenue generated by the end user customers formerly serviced by Compex.  Our agreement provided us with certain provisions to protect our business interests following such termination.  Under our agreement, Compex is subject to a twelve month non-compete provision and we were provided access to end user customer data.  We have and intend to continue to vigorously exercise our rights under the agreement and to utilize alternative distribution channels to service former Compex accounts.  Due to certain factors, including various market dynamics, limited resources, and our limited access to the end user account information of our distributors; it will be difficult for us to precisely measure our success in retaining these accounts.

Results of Operations

Three and Six Months Ended December 31, 2006 and 2005

Product sales.  Product sales decreased 24% in the current quarter to $2.1 million from $2.7 million in the prior year quarter.  Product sales during the six months ended December 31, 2006 decreased 18% to $4.6 million from $5.5 million in the six months ended December 31, 2005.  The decreased sales were primarily due to reduced unit sales volume stemming from the loss of Compex Technologies, Inc. as a distributor.  The decreased unit volume was partially offset by a higher average selling price during the current periods.

Costs of Products Sold.  Costs of products sold were $0.9 million and $1.9 million in the three and six months ended December 31, 2006, respectively, compared to $1.1 million and $2.2 million in the prior year periods, respectively.  Gross margins on product sales were 58% and 59% in the current three and six month periods, respectively, compared to 59% and 60% in the prior year periods.  Improved material, labor and overhead costs partially mitigated the effects of lower product sales on gross margin during the current periods.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased 36% and 17% to $1.6 million and $2.9 million in each of the three and six months ended December 31, 2006, respectively, compared to $1.2 million and $2.5 million in prior year periods.  The increase was primarily a result of increased litigation costs associated with a two week jury trial that took place in October 2006 for one legal matter.  Litigation related expenses for the current three and six month periods were $606,000 and $813,000, respectively, compared to $85,000 and $253,000 in the prior year periods.  Following a jury trial in the United States District Court for the Northern District of Texas, a seven person jury issued a unanimous defense verdict in favor of the Company and a former distributor on all claims brought against them by EEMSO, Inc.  Pursuant to the jury verdict, final judgment was issued on October 30, 2006.  As a result of the successful resolution of all intellectual property litigation matters involving the Company, litigation related expenses should decrease substantially in future periods.

Research and Product Development Expense.  Research and product development expenditures were $350,000 and $648,000 for the three and six months ended December 31, 2006, respectively, compared to $240,000 and $463,000 for the prior year periods.  The increase reflects outside contract services related to the development of new commercial products scheduled for release in fiscal 2007.  During fiscal 2007, the Company intends to continue to focus research and product development efforts on its core business and new market opportunities in both transdermal and ophthalmic applications of its iontophoresis drug delivery technology.

Other Income and Expenses.   Interest expense decreased to $7,000 and $25,000 in the current three-and six-month periods, respectively, from $21,000 and $44,000 in the prior year periods.  The decrease is due to a decreasing balance on long-term obligations.  Interest income and other miscellaneous income was $117,000 and $241,000 in the current three and six month periods, respectively, compared to $93,000 and $177,000, respectively, in the prior year periods.  The increase is primarily due to higher yields on cash balances.  Amounts in both periods reflect interest earnings on invested cash balances and income from a royalty and license agreement.

Income Taxes.  No income tax expense was recognized on the Company’s pre-tax loss for the three and six months ended December 31, 2006, which reflects management’s estimate of the Company’s fiscal 2007 tax position due to the second quarter net loss and deferred tax assets associated with timing differences between book and tax amortization expense.  In addition, no income tax expense was recognized for the prior year periods.  The Company has substantial net operating loss carryforwards, which, under the current “change of ownership” rules of the Internal Revenue Code of 1986, as amended, may be subject to substantial annual limitation.  Such “changes of ownership” can result from purchases and sales of our shares by large shareholders.  If we experience a 50% change in the ownership of our stock, then we may be limited in the amount of net operating loss carryforwards that we can use in any given year.

Net Income.  The Company recognized a net loss of $676,000 and $626,000, or ($0.09) and ($0.08) per diluted share, during the three and six month periods ended December 31, 2006, respectively, compared with net income of $244,000 and $532,000, or $0.03 and $0.07 per diluted share, during the prior year periods.  The fluctuations are a result of the changes discussed above.

Liquidity and Capital Resources

As of December 31, 2006, we had total cash of approximately $7.9 million, of which $7.8 million is cash and cash equivalents and $0.1 million is being held as a compensating balance under a long-term obligation and subject to withdrawal restrictions.  The restricted cash balance requirement decreases over the life of the obligation as payments are made.  Cash in excess of immediate requirements is invested in a manner intended to maximize liquidity and return, while minimizing investment risk and the potential effects of concentration of credit risk.

We used $499,000 and generated $609,000 in cash from operating activities during the current and prior year periods, respectively.  Cash used in operations during the current period is primarily a result of the net loss during the period.  Cash generated from operations in the prior period was primarily a result of net income, depreciation, and other non-cash charges partially offset by the timing of payments of accrued liabilities.

As of December 31, 2006, we had approximately $0.6 million outstanding under long-term financing agreements, including the current portion.  Historically, our operations have not been capital intensive.  We used $92,000 and $17,000, respectively, to purchase equipment and furniture in the current and prior year periods.  We may enter into additional financing agreements to fund our capital equipment needs during the next 12 months, but do not anticipate a significant investment in capital equipment during that time.

We used $218,000 and $278,000 of cash for payments on long-term obligations during the current and prior year periods, respectively.  Restricted cash requirements decreased $163,000 and $152,000 in the current and prior year periods, respectively.  We received $11,000 and $164,000, respectively, of proceeds from issuance of common shares through the exercise of stock options during the current and prior year periods.

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

General—The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

Stock-based Compensation — We have adopted Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) No. 123R.  We use the Modified Prospective method, which requires the application of SFAS No. 123R to new awards and to awards modified, repurchased or cancelled after the effective date.  Additionally, compensation cost for the portion of outstanding awards for which service has not been rendered (such as unvested options) that are outstanding as of the date of adoption will be recognized as the remaining services are rendered.  We recorded $22,000 and $47,000 in stock-based compensation expense during the three and six months ended December 31, 2006, respectively, compared to $46,000 and $81,000 in the three and six months ended December 31, 2005.

Item 4.                            Control and Procedures

Our Chief Executive Officer and Chief Financial Officer, together with other members of the Company’s management, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a — 15(e) and 15d — 15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report and concluded that the Company’s disclosure controls and procedures were effective as of the end of such period.  During the period covered by this report, there was no change in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.                            Legal Proceeding

Our most recent Annual Report on Form 10-K for its fiscal year ended June 30, 2006, which was filed with the Securities Exchange Commission on September 28, 2006, includes a description of a pending legal proceeding.  That matter is now resolved as described below:

(b) Resolved Legal Matter

Following a two week jury trial in the United States District Court for the Northern District of Texas, a seven person jury issued a unanimous defense verdict in favor of the Company and a former distributor on all claims brought against them by EEMSO, Inc.  Pursuant to the jury verdict, final judgment was issued on October 30, 2006.  The plaintiff elected not to appeal the verdict.

Item 1a.                      Risk Factors

There are many factors that affect our business and the results of our operations, many or which are beyond our control.  Item 1a to Part I of our Annual Report on Form 10-K for the year ended June 30, 2006, which contains a description of our risk factors, should be read in connection with this quarterly report.  There have not been any material changes in our risk factors contained in our most recent Annual Report on Form 10-K for the fiscal year ended June 30, 2006, except as set out below:

We rely on a limited number of independent third party distributors to sell our products, one of whom recently terminated its distribution agreement with us.

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

Two distributors combined to account for approximately 43%, 40% and 32% of our total product sales for the fiscal years ended June 30, 2006, 2005 and 2004.  One of these distributors, Compex Technologies (formerly Rehabilicare, Inc.) was our second largest distributor and accounted for over 16% of our total product sales during each of the past three fiscal years.  Following its acquisition by Encore Medical Corporation, the parent company of our primary competitor (Empi, Inc.), Compex elected to terminate its distribution agreement with us effective July 1, 2006.  The loss of this distributor will have a negative effect on our future sales and operating results.

Our largest distributor accounted for 32% and 35% of our total product sales for the three and six months ended December 31, 2006, respectively, compared to 26% and 25% of total product sales for the three and six months ended December 31, 2005.  In addition, this distributor has acquired several of the Company’s other distributors during the current fiscal year, which may result in increased concentration risk.

No transaction may result from our determination to explore strategic alternatives.

We commenced a process in September 2005 to explore various strategic alternatives to seek to maximize shareholder value, including possible sale transactions involving our entire company or certain of our assets.  We have concluded our engagement with Seven Hills Partners LLC, who was retained to act as our financial advisor to explore various strategic alternatives intended to maximize shareholder value.  We will continue to explore strategic alternatives and to consider strategic opportunities as they may arise.  We are uncertain whether any transaction will result from this process.  If a transaction does result, we are uncertain what its form or terms would be.  Any transaction that does result from this process may not ultimately maximize shareholder value.  If a transaction does not result from that process our stock price may be adversely affected.  Uncertainties and adverse effects related to this process include:

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

From time to time, we have received claims that we have infringed the intellectual property rights of others and lawsuits alleging such have been brought against us.  These claims have included allegations of infringement of patents, trade secrets, or other proprietary rights as well as allegations of unfair competition.  We have incurred significant fees and expenses in the defense of these claims.  For example, we incurred $606,000 in the quarter ended December 31, 2006 for our successful defense in a two-week jury trial related to claims brought against us by EEMSO, Inc.  In addition, the claim brought against us by Travanti Pharma was resolved in January 2006 through a settlement that included the acquisition of certain intellectual property rights for $750,000 after we had incurred significant fees and expenses in the defense of that matter.  The ultimate outcome of any allegation or lawsuit is uncertain and, regardless of outcome, any such claim, with or without merit, could be time consuming to defend, result in costly litigation, and divert management’s time and attention from our business.  A claim successfully brought could result in us being required to stop selling, delay shipping, or redesign one or more of our products.  In addition, we could also be required to satisfy indemnification obligations to some of our customers, purchase a license to use the intellectual property, and pay substantial monetary damages.

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

IOMED, Inc.
(Registrant)

Date:	February 13, 2007	By:	/s/ Robert J. Lollini
Robert J. Lollini
President and Chief Executive Officer

Date:	February 13, 2007	By:	/s/ Brian L. Mower, CPA
Brian L. Mower, CPA
Chief Financial Officer