Form 10-Q
period 2007-03-31
IOMED INC
filed 2007-05-21
CIK 1041652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☒ No.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of April 30, 2007:

Classes of Common Stock	Number of shares outstanding
Common Stock, no par value	7,683,856

IOMED, Inc.

INDEX TO FORM 10-Q

PART I – FINANCIAL INFORMATION

IOMED, Inc.

CONDENSED BALANCE SHEETS

	March 31,	June 30,
	2007	2006
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$7,824,000	$8,426,000
Accounts receivable, net	931,000	1,215,000
Inventories	1,270,000	1,139,000
Prepaid expenses	69,000	102,000
Total current assets	10,094,000	10,882,000

Equipment and furniture, net	754,000	750,000
Restricted cash	28,000	275,000
Other assets	731,000	766,000

Total assets	$11,607,000	$12,673,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$202,000	$277,000
Accrued liabilities	512,000	744,000
Current portion of long-term obligations	466,000	443,000
Total current liabilities	1,180,000	1,464,000

Long-term obligations	40,000	393,000

Commitments and contingencies

Shareholders’ equity
Common shares	42,127,000	41,948,000
Accumulated deficit	(31,740,000)	(31,132,000)
Total shareholders’ equity	10,387,000	10,816,000

Total liabilities and shareholders’ equity	$11,607,000	$12,673,000

See accompanying notes.

IOMED, Inc.

CONDENSED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Product sales	$2,129,000	$2,688,000	$6,694,000	$8,226,000
Cost of products sold	884,000	1,097,000	2,778,000	3,314,000
Gross profit	1,245,000	1,591,000	3,916,000	4,912,000

Operating costs and expenses:
Selling, general and administrative	987,000	1,350,000	3,852,000	3,809,000
Research and product development	341,000	309,000	989,000	772,000
Total operating costs and expenses	1,328,000	1,659,000	4,841,000	4,581,000

Operating income (loss)	(83,000)	(68,000)	(925,000)	331,000

Other income (expense):
Interest expense	(10,000)	(18,000)	(35,000)	(62,000)
Interest and other income	111,000	101,000	352,000	278,000

Net income (loss)	$18,000	$15,000	$(608,000)	$547,000

Basic income (loss) per common share	$—	$—	$(0.08)	$0.08

Diluted income (loss) per common share	$—	$—	$(0.08)	$0.07

See accompanying notes.

IOMED, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended March 31,
	2007	2006
	(unaudited)
Cash flows from operating activities
Net income (loss)	$(608,000)	$547,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	159,000	314,000
Other non-cash charges	74,000	116,000
Changes in operating assets and liabilities:
Accounts receivable	284,000	82,000
Inventories	(131,000)	60,000
Prepaid expenses	33,000	64,000
Trade accounts payable	(75,000)	(40,000)
Other accrued liabilities	(232,000)	(227,000)
Net cash provided by (used in) operating activities	(496,000)	916,000

Cash flows from investing activities
Purchases of equipment and furniture	(128,000)	(49,000)
Purchases of intangible assets	—	(750,000)
Net cash used in investing activities	(128,000)	(799,000)

Cash flows from financing activities
Change in restricted cash balance	247,000	231,000
Proceeds from issuance of common shares	105,000	198,000
Payments on long-term obligations	(330,000)	(417,000)
Net cash provided by financing activities	22,000	12,000

Net increase (decrease) in cash and cash equivalents	(602,000)	129,000

Cash and cash equivalents at beginning of period	8,426,000	8,293,000

Cash and cash equivalents at end of period	$7,824,000	$8,422,000

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

Basis of Presentation

In the opinion of management, the accompanying condensed financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2007, and the results of its operations and cash flows for the interim periods ended March 31, 2007 and 2006.  The operating results for the interim periods are not necessarily indicative of the results for a full year.  Certain information and footnote disclosures normally included in financial statements in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  Therefore, these statements should be read in conjunction with the Company’s audited financial statements for the year ended June 30, 2006, included in the Company’s Annual Report on Form 10-K, dated September 28, 2006.

Earnings Per Share

For all periods presented, basic and diluted income (loss) per share are computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 - Earnings Per Share.

Net income (loss) as presented in the condensed statements of income represents the numerator used in computing both basic and diluted income per share and the following table sets forth the computation of the weighted average shares representing the denominator used in determining basic and diluted income per share:

	Three Months ended March 31,		Nine Months ended March 31,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Denominator for basic income (loss) per share - weighted average shares outstanding	7,659	7,145	7,620	6,940
Dilutive securities: preferred stock and certain stock options	108	797	—	936
Denominator for diluted income (loss) per share — adjusted weighted average shares outstanding and assumed conversions	7,767	7,942	7,620	7,876

In all periods presented, certain securities were not included in the computation of diluted income (loss) per share due to their anti-dilutive effect.  Options to purchase approximately 636,000 and 1,190,000 common shares at a weighted average exercise price of $3.08 and $2.39 per share were excluded in the three and nine months ended March 31, 2007, respectively.  Options to purchase approximately 222,000 common shares at a weighted average exercise price of $5.07 per share were excluded in the three and nine months ended March 31, 2006.  Certain of the Company’s Series D Convertible Preferred Shares were converted into 446,900 shares of common stock during the period ended March 31, 2006, as discussed in Note 6.

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

Net income for the three and nine months ended March 31, 2007 includes $27,000 and $74,000, respectively, in stock-based compensation expense compared to stock-based compensation expense of $35,000 and $116,000, respectively, for the three and nine months ended December 31, 2006.

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

Combined sales to the Company’s two largest customers accounted for approximately 43%, 40% and 32% of the Company’s total product sales for the years ended June 30, 2006, 2005 and 2004.  At June 30, 2006, 2005 and 2004, amounts due from such customers accounted for approximately 56%, 55% and 47% of trade receivables, all of which was current.  Effective July 1, 2006, the distribution agreement between the Company and one of these customers terminated; there have been no sales to this customer since that time and all accounts receivable have been paid.  Sales to the Company’s largest customer accounted for approximately 36% and 35% in the three and nine months ended March 31, 2007, respectively, compared to 28% and 26% in the three and nine months ended March 31, 2006.  In addition, this customer has acquired several of the Company’s other distribution partners during the current fiscal year, which may result in additional concentrations of trade account receivable.  At March 31, 2007, the Company’s accounts receivables were $931,000 and amounts due from the Company’s largest customer were approximately 43% of accounts receivables, all of which was current.  The Company considers credit risk from concentrations of trade accounts receivable to be low.

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

2.                                      Inventories

Inventories are stated at the lower of cost or market.  Cost is determined using the first-in, first-out method.  Inventories consisted of the following at March 31, 2007 and June 30, 2006:

	March 31, 2007	June 30, 2006
Raw materials	$684,000	$563,000
Work-in-progress	87,000	65,000
Finished goods	499,000	511,000
	$1,270,000	$1,139,000

3.             Restricted Cash

The Company maintains an interest bearing money market account with a lending bank, $28,000 of which is being held as a compensating balance as of March 31, 2007 under a long-term obligation and is restricted as to withdrawal.  Included in cash and cash equivalents as of March 31, 2007 is an additional $326,000 restricted to secure the current portion of such long-term obligation.  The restricted cash balance requirement decreases over the life of the obligation as payments are made.

4.             Commitments

The Company has entered into agreements with various lending institutions to provide financing for the Company’s investments in capital equipment and facilities modifications and consolidation.  As of March 31, 2007, the Company had approximately $506,000 outstanding under these agreements, $40,000 of which was classified as long-term obligations.  A portion of long-term obligations is secured by restricted cash balances.

The Company leases space and certain equipment under non-cancelable operating lease agreements that expire at various dates through 2012.  Future minimum lease payments under non-cancelable operating leases at March 31, 2007 were $1,647,000.  These obligations mature as follows: remaining 3 months of fiscal 2007 — $69,000; fiscal 2008 — $274,000; fiscal 2009 — $276,000; fiscal 2010 — $283,000; fiscal 2011 — $292,000; and thereafter — $453,000.

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

6.             Series D Convertible Preferred Shares

During the period ended March 31, 2006, certain holders of Series D Convertible Preferred Shares converted their shares into 446,900 shares of common stock.  The remaining 446,901 Series D Preferred Shares were converted into common shares during the period ended June 30, 2006.   There are no series D Preferred Shares outstanding at March 31, 2007.

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

Overview

We are a leader in the development, manufacture and sale of active drug delivery systems primarily used to treat local inflammation in the physical and occupational therapy and sports medicine markets.  Our current product line is based on proprietary iontophoretic drug delivery technology.  The majority of our revenues have been generated through the sale of our Phoresor system, including the reusable dose controller and single use, disposable patch kits.  We are pursuing opportunities to advance our position as a provider of quality, innovative medical products that improve patient healthcare.  In addition, we are seeking collaborative opportunities to develop our non-invasive drug delivery technology to satisfy substantial unmet medical needs.  We have proprietary technology in various stages of research and product development primarily for transdermal drug delivery and for the treatment of ophthalmic disease.  From inception through fiscal 2002, we generally incurred operating losses as a result of costs associated with internally funded research and development activities.  During fiscal 2003, 2004, 2005 and 2006, we reported net income.  During the nine months ended March 31, 2007, we reported a net loss of $608,000.  As of March 31, 2007, our accumulated deficit was approximately $31.7 million.  Our ability to sustain profitability will depend on our ability to maintain market acceptance and successfully expand sales of our existing products, successfully complete the development of, receive regulatory approvals for, and successfully manufacture and market our current and future products, as to which there can be no assurance.

Our results of operations may vary significantly from quarter to quarter and depend on product sales levels and costs associated with manufacturing processes, as well as other factors.  The amount of revenue and net income in any given period is not necessarily indicative of future revenue and net income.

Pending Merger

On May 17, 2007 we entered into an Agreement and Plan of Merger, dated as of May 17, 2007 (the “Merger Agreement”), with ReAble Therapeutics, Inc. (“ReAble,” formerly Encore Medical Corporation) and Spartan Acquisition Corp., a newly formed Utah corporation and wholly owned subsidiary of ReAble, pursuant to which Spartan will merge with and into us, with Iomed continuing as the surviving corporation and a wholly owned subsidiary of ReAble. Pursuant to the Merger Agreement, at the effective time of the Merger, each outstanding Iomed common share, other than any shares owned by Iomed, ReAble or Spartan, or by any shareholders who are entitled to and who properly exercise dissenters rights under Utah law, will be canceled and will be converted automatically into the right to receive $2.75 in cash per share, without interest, subject to possible downward adjustment in accordance with the terms of the Merger Agreement.

The Merger is subject to the several conditions, including approval of the transaction by our shareholders, no material adverse change in our business and other customary closing conditions. We presently expect to close the Merger in July 2007. Upon closing of the Merger, our common shares will no longer be traded on the American Stock Exchange.

Loss of Distributor

We were party to a distribution agreement with Compex Technologies, Inc. “Compex,”  (formerly Rehabilicare, Inc.) that was terminated effective July 1, 2006.   Compex was our second largest customer and accounted for over 16% of our total product sales during each of the past three fiscal years.  Compex elected to terminate their agreement with us following their acquisition by ReAble the parent company of our primary competitor, Empi, Inc.  These events have had, and will likely continue to have, a negative effect on our future sales and operating results.  Nevertheless, we believe that user preference, the strength of our alternative distribution channels and our own internal sales and marketing efforts provide us with an opportunity to retain a portion of the revenue generated by the end user customers formerly serviced by Compex.  Our agreement provided us with certain provisions to protect our business interests following such termination.  Under our agreement, Compex is subject to a twelve month non-compete provision and we were provided access to end user customer data.  We have and intend to continue to vigorously exercise our rights under the agreement and to utilize alternative distribution channels to service former Compex accounts.  Due to certain factors, including various market dynamics, limited resources, and our limited access to the end user account information of our distributors; it will be difficult for us to precisely measure our success in retaining these accounts.

Results of Operations

Three and Nine Months Ended March 31, 2007 and 2006

Product sales.  Product sales decreased 21% in the current quarter to $2.1 million from $2.7 million in the prior year quarter.  Product sales during the nine months ended March 31, 2007 decreased 19% to $6.7 million from $8.2 million in the nine months ended March 31, 2007.  The decreased sales were primarily due to reduced unit sales volume stemming from the loss of Compex as a distributor.

Costs of Products Sold.  Costs of products sold were $0.9 million and $2.8 million in the three and nine months ended March 31, 2007, respectively, compared to $1.1 million and $3.3 million in the prior year periods, respectively.  Gross margins on product sales were 58% and 59% in the current three and nine month periods, respectively, compared to 59% and 60% in the prior year periods.  Improved material, labor and overhead costs partially mitigated the effects of lower product sales on gross margin during the current periods.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased 27% and increased 1% to $1.0 million and $3.9 million in each of the three and nine months ended March 31, 2007, respectively, compared to $1.4 million and $3.8 million in prior year periods.  The decrease in the current quarter was primarily a result of a significant reduction in legal expenses and to lower costs on reduced sales.  The increased costs for the current nine month period reflects significant litigation costs associated with a two week jury trial that took place in October 2006 for one legal matter.  Litigation related expenses for the current three and nine month periods were $0 and $813,000, respectively, compared to $301,000 and $554,000 in the prior year periods.  Following a jury trial in the United States District Court for the Northern District of Texas, a seven person jury issued a unanimous defense verdict in favor of the Company and a former distributor on all claims brought against them by EEMSO, Inc.  Pursuant to the jury verdict, final judgment was issued on October 30, 2006.  As a result of the successful resolution of all intellectual property litigation matters involving the Company, litigation related expenses should remain nominal in future periods.

Research and Product Development Expense.  Research and product development expenditures were $341,000 and $989,000 for the three and nine months ended March 31, 2007, respectively, compared to $309,000 and $772,000 for the prior year periods.  The increase reflects outside contract services related to the development of new commercial products, including our Hybresis product.  The Hybresis product was featured as the cover story for the Drug Delivery Technology magazine’s April 2007 issue and was named a finalist in the 2007 Utah Innovation Award’s medical device product category.  The Company intends to continue to focus research and product development efforts on its core business and new market opportunities in both transdermal and ophthalmic applications of its iontophoresis drug delivery technology.

Other Income and Expenses.   Interest expense decreased to $10,000 and $35,000 in the current three-and nine-month periods, respectively, from $18,000 and $62,000 in the prior year periods.  The decrease is due to a decreasing balance on long-term obligations.  Interest income and other miscellaneous income was $111,000 and $352,000 in the current three and nine month periods, respectively, compared to $101,000 and $278,000, respectively, in the prior year periods.  The increase is primarily due to higher yields on cash balances.  Amounts in both periods reflect interest earnings on invested cash balances and income from a royalty and license agreement.

Income Taxes.  No income tax expense was recognized on the Company’s pre-tax loss for the three and nine months ended March 31, 2007, which reflects management’s estimate of the Company’s fiscal 2007 tax position due to an expected net loss for the year and to deferred tax assets associated with timing differences between book and tax amortization expense.  In addition, no income tax expense was recognized for the prior year periods.  The Company has substantial net operating loss carryforwards, which, under the current “change of ownership” rules of the Internal Revenue Code of 1986, as amended, may be subject to substantial annual limitation.  Such “changes of ownership” can result from purchases and sales of our shares by large shareholders.  If we experience a 50% change in the ownership of our stock, then we may be limited in the amount of net operating loss carryforwards that we can use in any given year.

Net Income(loss).  The Company recognized a net income of $18,000 and a net loss of $608,000, or nil and ($0.08) per diluted share, during the three and nine month periods ended March 31, 2007, respectively, compared with net income of $15,000 and $547,000, or nil and $0.07 per diluted share, during the prior year periods.  The fluctuations are a result of the changes discussed above.

Liquidity and Capital Resources

As of March 31, 2007, we had total cash of approximately $7.9 million, of which $7.8 million is cash and cash equivalents and $28,000 is being held as a compensating balance under a long-term obligation and subject to withdrawal restrictions.  The restricted cash balance requirement decreases over the life of the obligation as payments are made.  Cash in excess of immediate requirements is invested in a manner intended to maximize liquidity and return, while minimizing investment risk and the potential effects of concentration of credit risk.

We used $496,000 and generated $916,000 in cash from operating activities during the current and prior year periods, respectively.  Cash used in operations during the current period is primarily a result of the net loss during the period.  Cash generated from operations in the prior period was primarily a result of net income, depreciation, and other non-cash charges partially offset by the timing of payments of accrued liabilities.

As of March 31, 2007, we had approximately $0.5 million outstanding under long-term financing agreements, including the current portion.  Historically, our operations have not been capital intensive.  We used $128,000 and $49,000, respectively, to purchase equipment and furniture in the current and prior year periods.  We may enter into additional financing agreements to fund our capital equipment needs during the next 12 months, but do not anticipate a significant investment in capital equipment during that time.  During the prior year period, we settled two intellectual property litigation matters.  Pursuant to one settlement agreement, we acquired rights to certain intangible assets for a one-time license fee of $750,000.

We used $330,000 and $417,000 of cash for payments on long-term obligations during the current and prior year periods, respectively.  Restricted cash requirements decreased $247,000 and $231,000 in the current and prior year periods, respectively.  We received $105,000 and $198,000, respectively, of proceeds from issuance of common shares through the exercise of stock options during the current and prior year periods.

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

Stock-based Compensation – We have adopted Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) No. 123R.  We use the Modified Prospective method, which requires the application of SFAS No. 123R to new awards and to awards modified, repurchased or cancelled after the effective date.  Additionally, compensation cost for the portion of outstanding awards for which service has not been rendered (such as unvested options) that are outstanding as of the date of adoption will be recognized as the remaining services are rendered.  We recorded $27,000 and $74,000 in stock-based compensation expense during the three and nine months ended March 31, 2007, respectively, compared to $35,000 and $116,000 in the three and nine months ended March 31, 2006.

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

PART II – OTHER INFORMATION

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

Two distributors combined to account for approximately 43%, 40% and 32% of our total product sales for the fiscal years ended June 30, 2006, 2005 and 2004.  One of these distributors, Compex Technologies (formerly Rehabilicare, Inc.) was our second largest distributor and accounted for over 16% of our total product sales during each of the past three fiscal years.  Following its acquisition by ReAble the parent company of our primary competitor (Empi, Inc.), Compex elected to terminate its distribution agreement with us effective July 1, 2006.  The loss of this distributor will have a negative effect on our future sales and operating results.

Our largest distributor accounted for 36% and 35% of our total product sales for the three and nine months ended March 31, 2007, respectively, compared to 28% and 26% of total product sales for the three and nine months ended March 31, 2006.  In addition, this distributor has acquired several of the Company’s other distributors during the current fiscal year, which may result in increased concentration risk.

Business Uncertainties and Contractual Restrictions While Merger is Pending.

Uncertainty about the effect of the proposed acquisition of us by ReAble on employees, customers, suppliers and other persons doing business with us may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the merger is consummated, and could cause persons that deal with us to defer decisions concerning us, or seek to change existing business relationships with us. Employee retention may be particularly challenging while the merger is pending, as employees may experience uncertainty about their future employment. In addition, the merger agreement requires us to operate only in the ordinary course of business and prohibits us from taking certain specified actions without the prior written approval of ReAble. These restrictions could prevent us from pursuing attractive business opportunities that may arise prior to the completion of the merger.

Failure to Complete Merger Could Negatively Impact Stock Price, Future Business and Financial Results.

Although our Board of Directors has recommended subject to fiduciary exception that our shareholders approve and adopt the merger agreement, there is no assurance that the merger agreement and the merger will be approved, and there is no assurance that other conditions to the completion of the merger will be satisfied and that there will be no reduction to the per share consideration to be paid to holders of our common shares in connection with the merger. If the merger is not completed, we will be subject to several risks, including the following:

•                  We may be required to pay termination fees and expenses of up to $1.0 million if the merger agreement is terminated under certain circumstances;

•                  The current market price of our common shares may reflect a market assumption that the merger will occur, and a failure to complete the merger could result in a decline in the market price of our common shares;

•                  Certain costs relating to the merger (such as legal, accounting and financial advisory fees) are payable by us whether or not the merger is completed;

•                  There may be substantial disruption to our business and a distraction of our management and employees from day-to-day operations, because matters related to the merger (including integration planning) may require substantial commitments of time and resources, which could otherwise have been devoted to other opportunities that could have been beneficial to us;

•                  Our business could be adversely affected if it is unable to retain key employees or attract qualified replacements; and

•                  We would continue to face the risks that we currently face as an independent company.

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

Item 5.    Other Information

a.             Entry into a Material Definitive Agreement (Form 8-K Item 1.01)

Iomed, Inc.  (“Iomed”) announced that it has entered into an Agreement and Plan of Merger, dated as of May 17, 2007 (the “Merger Agreement”), with ReAble Therapeutics, Inc. (“Parent”) and Spartan Acquisition Corp., a newly formed Utah corporation and wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will merge with and into Iomed (the “Merger”), with Iomed continuing as the surviving corporation and a wholly owned subsidiary of Parent. Pursuant to the Merger Agreement, at the effective time of the Merger, each outstanding Iomed common share, other than any shares owned by Iomed, Parent or Merger Sub, or by any shareholders who are entitled to and who properly exercise dissenters rights under Utah law, will be canceled and will be converted automatically into the right to receive $2.75 in cash per share, without interest, subject to possible downward adjustment in accordance with the terms of the Merger Agreement (as adjusted, the “Per Share Consideration”).

Each outstanding option to purchase common shares of Iomed which is vested or which by its terms will become vested at the effective time of the Merger, will be canceled in exchange for the right to receive, for each share of common share issuable upon exercise of such option, cash in the amount equal to the excess, if any, of the amount of the Per Share Consideration over the exercise price per share of any such option, multiplied by the number of Iomed common shares for which such option is exercisable immediately prior to the effective time of the Merger.

The Merger is subject to the several conditions, including approval of the transaction by the shareholders of Iomed, no material adverse change in Iomed’s business, and other customary closing conditions. The parties presently expect to close the Merger in July 2007.  Following the Merger, Iomed’s common shares will no longer be traded on the American Stock Exchange.

Iomed and Parent have made customary representations, warranties and covenants in the Merger Agreement, including, among others, Iomed’s covenant (i) not to (A) solicit proposals relating to alternative business combination transactions or (B) subject to certain limited exceptions to permit the Board of Directors to comply with their fiduciary duties, enter into discussions concerning or provide confidential information in connection with alternative business combination transactions, and (ii) subject to certain limited exceptions to permit the Board of Directors to comply with their fiduciary duties, revoke or alter in any way adverse to Parent the recommendation of the Board of Directors that Iomed’s shareholders adopt the Merger Agreement and thereby approve the Merger.

The Merger Agreement contains certain termination rights for both the Parent, on the one hand, and Iomed, on the other, and provides that, upon the termination of the Merger Agreement under specified circumstances, Iomed will be required to pay termination fees and expenses of up to $1.0 million to Parent. Under other specified circumstances, Parent may be required to pay Iomed actual damages not exceeding a maximum of $3 million.

In connection with the Merger Agreement, two members of Iomed’s management, Peter J. Wardle and Robert J. Lollini, and Ridgestone Corporation, each entered into a Management Voting Agreement with Parent and Merger Sub pursuant to which each of them agreed to vote all of the Iomed shares they collectively own and any subsequently acquired Iomed shares in favor of adoption of the Merger Agreement and approval of the

Merger and granted Parent an irrevocable proxy to vote the Iomed shares own by each of them and any subsequently acquired Iomed shares in favor of adoption the Merger Agreement and approval of the Merger. A total of 1,700,627 Iomed common shares are subject such voting agreements.

The foregoing description of the Merger and the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the Merger Agreement and the Iomed press release dated May 18, 2007, attached hereto as Exhibits 2.1 and 99.1, respectively, which exhibits are incorporated herein by reference.

Cautionary Statements

The Merger Agreement has been included to provide investors with information regarding its terms. Except for its status as the contractual document that establishes and governs the legal relations among the parties thereto with respect to the transactions described above, the Merger Agreement is not intended to be a source of factual, business or operational information about the parties.

The representations, warranties and covenants contained in the Merger Agreement were made only for purposes of such agreement and as of specific dates, were solely for the benefit of the parties to such agreement, and may be subject to limitations agreed by the contracting parties, including being qualified by disclosures exchanged between the parties in connection with the execution of the Merger Agreement. The representations and warranties may have been made for the purposes of allocating contractual risk between the parties to the Merger Agreement instead of establishing these matters as facts, and may be subject to standards of knowledge scope, materiality, or other factors agreed to by the contracting parties that differ from those applicable to investors. Investors are not third-party beneficiaries under the Merger Agreement and should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of Iomed.

This information is provided in respect of a proposed merger transaction involving Iomed and ReAble Therapeutics, Inc. In connection with the transaction, Iomed will file with the SEC a proxy statement on Schedule 14A and other documents concerning the proposed transaction as soon as practicable. Before making any voting or investment decision, shareholders are urged to read these documents carefully and in their entirety when they become available because they will contain important information about the proposed transaction.

The final proxy statement will be mailed to Iomed’s shareholders. In addition, the proxy statement and other documents will be available free of charge at the SEC’s Internet Web site, www.sec.gov. In addition, shareholders may obtain free copies of the documents (when they are available) filed with SEC by Iomed by directing a request to: Iomed Inc., 2442 South 3850 West, Salt Lake City, UT  84120, Attn: Chief Financial Officer.

Iomed and its directors and officers and other members of management and employees may be deemed to be participants in the solicitation of proxies in respect to the proposed transactions. Information regarding Iomed’s directors and executive officers is detailed in its proxy statements and annual reports on Form 10-K, previously filed with the SEC, and the proxy statement relating to the proposed transactions, when it becomes available.

This communication shall not constitute an offer to sell or the solicitation of an offer to buy any securities, nor shall there be any sale of securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction.

b.             Compensatory Arrangements of Certain Officers

On May 14, 2007, the Company’s Board of Directors adopted two compensatory plans, the Iomed, Inc. Senior Management and Key Employee Retention Program (the “Retention Program”) and the Iomed, Inc. Severance Program (the “Severance Program”), and also approved changes to existing stock option grants to eleven employees and non-employee directors providing for the acceleration of vesting of any unvested stock options upon a change in control of the Company.

The Retention Program provides for the payment of a lump sum of cash (a “Retention Payment”), in the event of a change of control of the Company, to eight of the Company’s employees, including Robert J. Lollini, the Company’s President and Chief Executive Officer, Brian L. Mower, the Company’s Chief Financial Officer, and Jessica Barrett, the Company’s Director of Sales and Marketing, each of whom were “Named Executive Officers” in the Company’s most recent proxy statement.  Subject to certain exceptions set forth in the Retention Program, in order to receive the Retention Payment, a participant under the Retention Program must continue his or her employment status with the Company until the 60th day following the occurrence of the change of control.   The Retention Program, which is terminable by the Board of Directors following December 31, 2008, provides for a Retention Payment of $100,000 to Mr. Lollini, $37,000 to Mr. Mower and $16,000 to Ms. Barrett.  A copy of the Retention Program is attached hereto as Exhibit 10.1 and is incorporated herein by reference.

The Severance Program provides severance benefits under certain circumstances, such as dismissal without cause or voluntary termination with good reason, to all employees of the Company, including the Company’s executive officers, consisting of the following:  severance pay (ranging from 4-16 weeks salary), a supplemental payment (ranging in value from 1-16 weeks’ salary) , continuation of the Company’s medical and dental benefits for a defined period of time, and outplacement services (valued from $500 - $5,500, depending on the employee).  In addition, members of the Company’s senior management are entitled to (i) the retention of certain Company’- property (e.g., cell phones, PDA’s, computers, etc.); (ii) extensions of up to one year within which to exercise vested stock options and (iii) additional consideration all as determined by the Company’s Board or Directors and/or Compensation Committee.  The maximum estimated value of severance benefits payable under the Severance Program to Messrs. Lollini and Mower and Ms. Barrett are $182,532, $80,851 and $60,891, respectively.  A copy of the Severance Program is attached hereto as Exhibit 10.2 and is incorporated herein by reference.

On May 17, 2006, the Board of Directors of the Company took certain action with respect to the exercisability of an aggregate of 70,250 options to purchase Iomed common shares (the “Modified Options”) held by non-executive members of the Board of Directors of Iomed, the Chief Financial Officer of Iomed and certain employees of Iomed.  These options were modified to provide for the acceleration of their vesting upon a change in control of the company, including as contemplated by the Agreement and Plan of Merger between the company, ReAble and Spartan Acquisition Corp.

Item 6.    Exhibits

(a)           Exhibits:

Exhibit No.	Description
Exhibit 2.1	Agreement and Plan of Merger dated as of May 17, 2007 by and among ReAble Therapeutics, Inc., Spartan Acquisition Corp. and Iomed, Inc.
Exhibit 10.1	Iomed, Inc. Senior Management and Key Employee Retention Program
Exhibit 10.2	Iomed, Inc. Severance Program
Exhibit 10.3	Agreement for Complete Release and Waiver of All Claims, dated January 4, 2007 between the Company and Mary A. Crowther
Exhibit 31.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER
Exhibit 31.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER
Exhibit 32.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER
Exhibit 32.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER
Exhibit 99.1	Press release, dated May 18, 2007

IOMED, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IOMED, Inc.
(Registrant)

Date: May 21, 2007	By:	/s/ Robert J. Lollini
Robert J. Lollini
President and Chief Executive Officer

Date: May 21, 2007	By:	/s/ Brian L. Mower, CPA
Brian L. Mower, CPA
Chief Financial Officer